Form 10QSB
period 1999-10-31
BF ACQUISITION GROUP II INC
filed 1999-12-15
CIK 1089775

U.S. Securities and Exchange Commission

                         Washington, DC 20549

                             Form 10-QSB

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended October 31, 1999

       [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ---- to ----

                    Commission File number 0-26845

                     BF ACQUISITION GROUP II, INC.
   ----------------------------------------------------------------
               (Exact name of small business issuer as
                      specified in its charter)
            Florida                            65-0913583
   ----------------------------------------------------------------
           (State of other jurisdiction of     (IRS Employer
   incorporation or organization)              Identification No.)

    319 Clematis Street, Suite 812, West Palm Beach, Florida 33401
   ----------------------------------------------------------------
               (Address of principal executive offices)

                            (561) 655-0665
  -----------------------------------------------------------------
                     (Issuer's telephone number)


   (Former name, former address, and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes __    No _X__

                 APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
     As of December 14, 1999, there were 785,000 shares of common stock, $0.001 par value, issued and outstanding.

     Transitional Small Business Disclosure Format (check one);
 Yes __    No _X__

                     BF ACQUISITION GROUP II, INC.

                            Form 10-QSB Index
                           October 31, 1999
                                                            Page


Part I: Financial Information.............................................2

     Item 1. Financial Statements ........................................2

          Balance Sheets-
               October 31,1999 (Unaudited) and April 30, 1999.............2

          Statements of Operations -
               Three Months and Six Months ended October 31, 1999
               and from inception on April 15, 1999 through
               October 31, 1999 (unaudited)...............................3

          Statements of Stockholders' Equity
          From April 15, 1999 through October 31, 1999....................4

          Statements of Cash Flows -
          Three months and six months ended October 31, 1999
          and from inception on April 15, 1999 through
          October 31, 1999 (unaudited)....................................5

          Notes to Financial Statements ..................................6

     Item 2. Management's Plan of Operation ..............................9

Part II:   Other Information .............................................10

     Item 1.   Legal Proceedings ........................................10

     Item 2.   Changes in Securities ....................................10

     Item 3.    Defaults Upon Senior Securities .........................10

     Item 4.    Submission of Matters to a Vote of Security Holders

     Item 5.    Other Information .......................................10

     Item 6.   Exhibits and Reports on Form 8-K .........................11

Signatures ..............................................................11

                                PART I
                        FINANCIAL INFORMATION


Item 1.  Financial Statements


BF ACQUISITION GROUP II, INC.
(A Development Stage Company)
BALANCE SHEET


                                       October 31,   April 30,
                                        1999           1999
                                       (unaudited)
ASSETS

Current assets:
 Cash and cash equivalents              $    1,547     $    1,000
                                        -----------    ----------

     Total assets                       $    1,547     $    1,000
                                        -----------    ----------
                                        -----------    ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Stockholders' equity:
 Preferred stock, no par value;
 5,000,000 shares authorized;
 none issued or outstanding                    -           -

 Common stock $0.001 par value;
 50,000,000 shares authorized,
 785,000 and 700,000 shares issued
 and outstanding at October 31, 1999
 and April 30, 1999, respectively             785          700

 Additional paid-in capital                  3,156         672

 Deficit accumulated during
 the development stage                      (2,394)       (372)

     Total stockholders' equity              1,547        1,000

     Total liabilities and
     stockholders' equity               $    1,547    $   1,000
                                        -----------   -----------
                                        -----------   -----------

The accompanying notes are an integral part of these financial statements.

BF ACQUISITION GROUP II, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
     (unaudited)



                                                    Period from
                                                     inception
                      Three months   Six months    (April 15, 1999)
                       ended         ended            through
                       October 31,   October 31,      October 31,
                         1999          1999            1999
                     -------------  -------------  --------------
                      (unaudited)   (unaudited)     (unaudited)

Revenues                $  -          $  -             $ -

General and
administrative expenses     345       2,022               2,394
                     -----------  -------------    -------------

 Loss before income
 tax provision             (345)     (2,022)              (2,394)


Provision for income
 taxes                      -             -                -
                     -----------    -------------      ----------

 Net loss               $  (345)     $(2,022)         $   (2,394)
                     -----------    -------------      ----------
                     ------------   -------------      ----------

 Basic and dilutive
 loss per common share:

 Basic and diluted
 loss per common share  $(0.0004)    $(0.0026)        $ (0.0031)
                     ------------   -------------      ----------
                     ------------   -------------      ----------

 Weighted average number
 of common shares
 outstanding             785,000      772,283            766,500
                     ------------   -------------      ----------
                     ------------   -------------      ----------


The accompanying notes are an integral part of these financial statements.

BF ACQUISITION GROUP II, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY

                                          Deficit
                                        Accumulated
                Common Stock  Additional during the    Total
               --------------- Paid-in  Development Stockholders'
               Shares  Amount  Capital    Stage          Equity
               ------- ------ --------- -----------  -----------

Balance,
April 15,1999   -      $  -     $  -       $  -          -

Sale of
510,000 shares
of common stock 510,000  510    490                       1,000

Common stock
issued for
services        190,000  190     182                        372

Net Loss         -        -        -         (372)         (372)
               -----  ------  ---------  ----------- ------------

Balance,
April 30,1999  700,000 $ 700    $  672     $ (372)         1,000
               -----  ------  ---------  ----------- ------------
               -----  ------  ---------  ----------- ------------

Sale of 50,000
shares of
common stock    50,000    50      2,450       -            2,500

Common stock
issued for
services        35,000    35         34                       69


Net loss         -       -        -         (2,022)       (2,022)
               ------ -------  --------  ------------  ----------

Balance,
October 31,
1999           785,000 $ 785    $3,156     $(2,394)    $   1,547
               ------  ------  --------   ---------- ------------
               ------  ------  --------   ---------- ------------

The accompanying notes are an integral part of these financial statements.

BF ACQUISITION GROUP II, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

                                                    Period from
                                                     inception
                    Three months    Six months    (April 15,1999)
                     ended            ended           through
                    October 31,      October 31,     October 31,
                      1999             1999            1999
                    --------------  --------------  -------------
                    (unaudited)      (unaudited)     (unaudited)

Cash flows from
operating activities:

  Net loss          $    (345)      $    (2,022)      $  (2,394)
  Common Stock
  Issued for               -                 69            441
  services            -------------   --------------  -------------

Net cash used in
operating activities     (345)           (1,953)         (1,953)

Cash flows from
financing activities:

  Sale of common stock   -                2,500            3,500
                     -------------  ---------------  -------------

  Net cash provided by
  financing activities   -                2,500           3,500
                     -------------  --------------   -------------

Net (decrease) increase
in cash and cash
equivalents              (345)              547             1,547

Cash and cash
equivalents at
beginning of period      1,892            1,000             -
                    ------------  ---------------   -------------

Cash and cash
equivalents at
end of period       $    1,547       $    1,547       $   1,547
                   -----------   ----------------  --------------
                   -----------   ----------------  --------------



The accompanying notes are an integral part of these financial statements.

BF ACQUISITION GROUP II, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

1.  ORGANIZATION AND BASIS OF PRESENTATION:

     BF Acquisition Group II, Inc., (the "Company"), a development stage company, was organized in Florida on April 15, 1999 as a "shell" company which plans to look for suitable business partners or acquisition candidates to merge with or acquire. Operations since incorporation have consisted primarily of obtaining the initial capital contribution by the founding shareholders and coordination of activities regarding the SEC registration of the Company.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The information for the three and six months ended October 31, 1999 has not been audited by independent certified public accountants, but includes all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period.

     Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these interim financial statements are adequate to make the information not misleading.

     It is suggested that these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-SB (see File Number 000-26845) on file with the Securities and Exchange Commission.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Income Taxes

     The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns.

     A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized. The tax provision shown on the accompanying statement of operations is zero since the deferred tax asset generated from the net operating loss is offset in its entirety by a valuation allowance.

BF ACQUISITION GROUP II, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

Cash and Cash Equivalents

     Cash and cash equivalents, if any, include all highly liquid debt instruments with an original maturity date of three months or less at the date of purchase.

Earnings Per Common Share

     The Company follows the provisions of SFAS No. 128, "Earnings Per Share", which requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for convertible securities and the treasury stock method for options and warrants as previously prescribed by Accounting Principles Board Opinion No. 15, "Earnings Per Share".

Statement of Comprehensive Income

     A statement of comprehensive income has not been included, per SFAS 130, "Reporting Comprehensive Income", as the Company has no items of other comprehensive income.

3.  LOSS PER COMMON SHARE:

      Net loss per common share outstanding, as shown on the statement of operations, is determined by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share calculations are determined by dividing loss available to common shareholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period.

4. CAPITAL STOCK:

Common Stock

      The holders of the common stock are entitled to one vote per share and have non-cumulative voting rights. The holders are also entitled to receive dividends when, as, and if declared by the Board of Directors. Additionally, the holders of the common stock do not have any preemptive right to subscribe for, or purchase, any shares of any class of stock.

Preferred Stock

      The Board of Directors of the Company is authorized to provide for the issuance of the preferred stock in classes or series and, by filing the appropriate articles of amendment with the Secretary of State of Florida, is authorized to establish the number of shares to be included in each class or series and the preferences, limitations and relative rights of each class or series, which may include a conversion feature into common stock. This type of preferred stock is commonly referred to as "blank check preferred stock". As of December 13, 1999, no shares of preferred stock have been issued and no preferences,limitations and relative rights have been assigned.

BF ACQUISITION GROUP II, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

5.     RELATED PARTY TRANSACTIONS:

OFFICE FACILITIES

      OFFICE SPACE WAS PROVIDED TO THE COMPANY BY A SHAREHOLDER OF THE COMPANY AT $150 PER MONTH FROM JUNE THROUGH OCTOBER 1999. EFFECTIVE NOVEMBER 1999, THE RENT WILL BE $100 PER MONTH FOR OFFICE SPACE.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION.

OVERVIEW

     THE FOLLOWING DISCUSSION "MANAGEMENT'S PLAN OF OPERATION" CONTAINS FORWARD -LOOKING STATEMENTS. THE WORDS "ANTICIPATE," "BELIEVE," "EXPECT," "PLAN," "INTEND," "ESTIMATE," "PROJECT,""WILL," "COULD," "MAY" AND SIMILAR
EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH
STATEMENTS REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES. SHOULD ONE OR
MORE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, EXPECTED, PLANNED, INTENDED, ESTIMATED, PROJECTED OR OTHERWISE INDICATED.

      THE FOLLOWING IS QUALIFIED BY REFERENCE TO, AND SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS, AND THE NOTES THERETO, INCLUDED ELSEWHERE IN THIS FORM 10-QSB, AS WELL AS THE DISCUSSION HEREUNDER "MANAGEMENT'S PLAN OF OPERATION".

PLAN OF OPERATION

     BF ACQUISITION GROUP II, INC. (THE "COMPANY") IS PRESENTLY A DEVELOPMENT STAGE COMPANY CONDUCTING VIRTUALLY NO BUSINESS OPERATION, OTHER THAN ITS EFFORTS TO EFFECT A MERGER, EXCHANGE OF CAPITAL STOCK, ASSET ACQUISITION OR OTHER SIMILAR BUSINESS COMBINATION (A "BUSINESS COMBINATION") WITH AN
OPERATING OR DEVELOPMENT STAGE BUSINESS ("TARGET BUSINESS") WHICH DESIRES TO EMPLOY THE COMPANY TO BECOME A REPORTING CORPORATION UNDER THE SECURITIES EXCHANGE ACT OF 1934. TO DATE, THE COMPANY HAS NEITHER ENGAGED IN ANY OPERATIONS NOR GENERATED ANY REVENUE. IT RECEIVES NO CASH FLOW. THE COMPANY WILL CARRY OUT ITS PLAN OF BUSINESS AS DISCUSSED IN NOTE 1. THE COMPANY CANNOT PREDICT TO WHAT EXTENT ITS LIQUIDITY AND CAPITAL RESOURCES WILL BE DIMINISHED PRIOR TO THE CONSUMMATION OF A BUSINESS COMBINATION OR WHETHER ITS CAPITAL WILL BE FURTHER DEPLETED BY THE OPERATING LOSSES (IF ANY) OF THE TARGET BUSINESS WHICH THE COMPANY EFFECTUATES A BUSINESS COMBINATION WITH.

     SINCE INCEPTION, THE COMPANY HAS RECEIVED A CASH INFUSION OF $3,500.
WITH THE EXCEPTION OF CERTAIN OTHER PROFESSIONAL FEES AND COSTS RELATED TO A BUSINESS COMBINATION, THE COMPANY EXPECTS THAT IT WILL INCUR MINIMAL
OPERATING COSTS AND MEET ITS CASH REQUIREMENTS DURING THE NEXT 12 MONTHS. IT IS LIKELY, HOWEVER, THAT A BUSINESS COMBINATION MIGHT NOT OCCUR DURING THE NEXT 12 MONTHS. IN THE EVENT THE COMPANY DEPLETES ITS PRESENT CASH RESERVES PRIOR
TO THE EFFECTUATION OF A BUSINESS COMBINATION, THE COMPANY MAY CEASE
OPERATIONS AND A BUSINESS COMBINATION MAY NOT OCCUR. DAVID M. BOVI, P.A.,
THE COMPANY'S SUB-LESSOR, HAS AGREED TO WAIVE ALL OF THE COMPANY'S RENT PAYMENTS, IF NECESSARY, IN ORDER TO PRESERVE THE COMPANY'S CASH RESERVES. NO COMMITMENTS OF ANY KIND TO PROVIDE ADDITIONAL FUNDS HAVE BEEN MADE BY MANAGEMENT, OTHER PRESENT SHAREHOLDERS OR ANY OTHER THIRD PERSON. THERE ARE NO AGREEMENTS OR UNDERSTANDINGS OF ANY KIND WITH RESPECT TO ANY LOANS FROM OFFICERS OR DIRECTORS OF THE COMPANY ON BEHALF OF THE COMPANY. ACCORDINGLY, THERE CAN
BE NO ASSURANCE THAT ANY ADDITIONAL FUNDS WILL BE AVAILABLE TO THE COMPANY TO ALLOW IT TO COVER ITS EXPENSES. IN THE EVENT THE COMPANY ELECTS TO RAISE ADDITIONAL CAPITAL PRIOR TO THE EFFECTUATION OF A BUSINESS COMBINATION, IT EXPECTS TO DO SO THROUGH THE PRIVATE PLACEMENT OF RESTRICTED SECURITIES

RATHER THAN THROUGH A PUBLIC OFFERING. THE COMPANY DOES NOT CURRENTLY CONTEMPLATE MAKING A REGULATION S OFFERING.

     SINCE INCEPTION, ALL OF THE COMPANY'S OUT OF POCKET EXPENSES, WHICH APPROXIMATED $2,000 WERE PAID PURSUANT TO A $1,000 CAPITAL INFUSION MADE TO THE COMPANY BY THE COMPANY'S PROMOTERS IN EXCHANGE FOR 510,000 SHARES OF COMMON STOCK AND $2,500 CAPITAL INFUSION MADE TO THE COMPANY PURSUANT TO THE PRIVATE SALE OF 50,000 SHARES OF COMMON STOCK. SEE NOTE 4.

     SINCE THE COMPANY'S CASH RESERVES ARE MINIMAL, OFFICERS AND DIRECTOR'S
OF THE COMPANY ARE COMPENSATED BY THE COMPANY BY ISSUANCES OF STOCK IN LIEU
OF CASH. PRESENTLY, THERE ARE NO ARRANGEMENTS OR ANTICIPATED ARRANGEMENTS TO PAY ANY TYPE OF ADDITIONAL COMPENSATION TO ANY OFFICER OR DIRECTOR IN THE NEAR
FUTURE.   REGARDLESS OF WHETHER THE COMPANY'S CASH ASSETS PROVE TO BE
INADEQUATE TO MEET THE COMPANY'S OPERATIONAL NEEDS, THE COMPANY MIGHT SEEK
TO COMPENSATE PROVIDERS OF SERVICES BY ISSUANCES OF STOCK IN LIEU OF CASH.

COMPUTER TECHNOLOGIES AND YEAR 2000 COMPLIANCE.

     THE COMPANY IS AWARE OF THE ISSUES ASSOCIATED WITH THE PROGRAMMING CODE
IN EXISTING COMPUTER SYSTEMS AS THE YEAR 2000 APPROACHES. MANY EXISTING COMPUTER PROGRAMS USE ONLY TWO DIGITS TO IDENTIFY A YEAR IN THE DATE FIELD. THE COMPANY HAS ASSESSED THE COMPUTER SOFTWARE THAT IT UTILIZES AND CONSIDERS SUCH SOFTWARE TO BE YEAR 2000 COMPLIANT; HOWEVER, BECAUSE OF THE MANY UNCERTAINTIES ASSOCIATED WITH THE YEAR 2000 COMPLIANCE ISSUES, THE COMPANY CANNOT ASSURE
THAT ITS ASSESSMENT IS CORRECT WITH RESPECT TO THIS MATTER.

                               PART II
                          OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     NOT APPLICABLE

ITEM 2.  CHANGE IN SECURITIES

     NOT APPLICABLE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     NOT APPLICABLE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NOT APPLICABLE

ITEM 5.  OTHER INFORMATION

     NOT APPLICABLE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  FINANCIAL DATA SCHEDULE.
     (B)  NO REPORTS ON FORM 8-K WERE FILED DURING THE QUARTER
ENDED OCTOBER 31, 1999.

                              SIGNATURES

     IN ACCORDANCE WITH THE REQUIREMENTS OF THE EXCHANGE ACT, THE
REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE
UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                         BF ACQUISITION GROUP II, INC.
                         REGISTRANT

DATE: DECEMBER 14, 1999  /s/ DAVID M. BOVI
                         DAVID M. BOVI,
                         CHIEF EXECUTIVE OFFICER

DATE: DECEMBER 14, 1999  /s/ DAVID M. BOVI
                         DAVID M. BOVI,
                         CHIEF EXECUTIVE OFFICER