Form 10QSB
period 1999-07-31
BF ACQUISITION GROUP II INC
filed 2000-03-13
CIK 1089775

U.S. Securities and Exchange Commission

                         Washington, DC 20549

                             Form 10-QSB

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended July 31, 1999

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes _X_    No ___

                 APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
     As of March 13, 2000, 1999, there were 785,000 shares of common stock, $0.001 par value, issued and outstanding.

     Transitional Small Business Disclosure Format (check one);
 Yes __    No _X__

<PAGE 2>
                     BF ACQUISITION GROUP II, INC.

                            Form 10-QSB Index
                            July 31, 1999
                                                                        Page


Part I: Financial Information...............................................3

     Item 1. Financial Statements ..........................................3.

          Balance Sheets-
               July 31,1999 (Unaudited) and April 30, 1999..................4

          Statements of Operations -
               Three Months ended July 31, 1999
               and from inception on April 15, 1999 through
               July 31, 1999 (unaudited)....................................5

          Statements of Stockholders' Equity
          From April 15, 1999 through July 31, 1999.........................6

          Statements of Cash Flows -
          Three months ended July 31, 1999
          and from inception on April 15, 1999 through
          July 31, 1999 (unaudited)........................................7

          Notes to Financial Statements ...................................8

     Item 2. Management's Plan of Operation ...............................11

Part II:   Other Information ..............................................12

     Item 1.   Legal Proceedings ..........................................12

     Item 2.   Changes in Securities ......................................12

     Item 3.    Defaults Upon Senior Securities ...........................12

     Item 4.    Submission of Matters to a Vote of Security Holders........12

     Item 5.    Other Information .........................................12

     Item 6.   Exhibits and Reports on Form 8-K ...........................13

Signatures ................................................................13

<PAGE 3>    G-1

                                PART I
                        FINANCIAL INFORMATION


Item 1.  Financial Statements


BF ACQUISITION GROUP II, INC.
(A Development Stage Company)

           INDEX


           Balance Sheets
           July 31, 1999 (unaudited) and April 30, 1999..................G-2

           Statements of Operations -
           Three months ended July 31, 1999
           and from inception on April 15, 1999 through
           July 31, 1999 (unaudited).....................................G-3

           Statement of Stockholders' Equity
           From April 15, 1999 through July 31, 1999.....................G-4

           Statement of Cash Flows -
           Three months ended July 31, 1999
           and from inception on April 15, 1999 through
           July 31, 1999 (unaudited)....................................G-5

           Notes to Financial Statements................................G-6


<PAGE 4>           G-2

BF ACQUISITION GROUP II, INC.
(A Development Stage Company)
BALANCE SHEET


                                           July 31,        April 30,
                                           1999            1999
                                           (unaudited)
ASSETS

Current assets:
 Cash and cash equivalents                 $    1,892    $    1,000
                                           -----------    ----------

      Total assets                         $      1,892  $    1,000
                                            -----------    ----------
                                            -----------     ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Stockholders' equity:
 Preferred stock, no par value;
 5,000,000 shares authorized;
 none issued or outstanding

 Common stock $0.001 par value;
 50,000,000 shares authorized,
 785,000 and 700,000 shares issued
 and outstanding at July 31, 1999
 and April 30, 1999, respectively                 785            700

 Additional paid-in capital                     3,156            672

 Deficit accumulated during
 the development stage                         (2,049)          (372)

      Total stockholders' equity                1,892           1,000

      Total liabilities and
      stockholders' equity                    $ 1,892       $   1,000
                                               ------------  -----------
                                               ------------  -----------


The accompanying notes are an integral part of these financial statements.


<PAGE 5>     G-3

BF ACQUISITION GROUP II, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
      (unaudited)



                                                     Period from
                                                     inception
                                    Three months     (April15,1999)
                                    ended            through
                                    July 31, 1999    July 31, 1999
                                    -------------    ---------------------
                                      (unaudited)        (unaudited)

Revenues                               $   --               $  --

General and administrative
expenses                                 1,677                2,049

  Loss before income tax
  provision                             $ (1,677)         $  (2,049)

Provision for income taxes                   -                   -
                                    ------------        ---------------

 Net loss                              $  (1,677)         $   (2,049)
                                    ------------         --------------
                                    ------------         --------------

 Basic and dilutive loss
 per common share:

 Basic and diluted loss
 per common share                    $     (0.0022)       $ (0.0027)
                                     ---------------     --------------
                                     ---------------     --------------

 Weighted average number of
 common shares outstanding             759,565             750,741
                                    ------------        ---------------
                                    ------------        ---------------


The accompanying notes are an integral part of these financial statements.


<PAGE 6>     G-4

BF ACQUISITION GROUP II, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY

                                                    Deficit
                                                   Accumulated
                     Common Stock  Additional      during the    Total
                    --------------- Paid-in        Development   Stockholders'
                    Shares  Amount  Capital          Stage         Equity
              ------------- --------- -----------  -----------    ------------

Balance,
April 15,1999         -      $  -       $  -         $  -            -

Sale of
510,000 shares
of common stock    510,000     510        490                       1,000

Common stock
issued for
services           190,000     190        182                        372

Net Loss             -          -          -         (372)         (372)
                 ----------  ---------  ----------- ------------  ------------

Balance,
April 30,1999      700,000   $ 700       $  672     $(372)          1,000
                 ---------  ---------  ----------- ---------      ------------
                 ---------  ---------  ----------- ---------      ------------

Sale of 50,000
shares of
common stock         50,000     50         2,450                    2,500

Common stock
issued for
services             35,000     35         34                          69


Net loss               -          -        -         (1,677)       (1,677)
                   ----------  --------  ---------  ----------    -----------

Balance,
July 31, 1999      785,000      $ 785        $3,156     $(2,049)    $   1,892
                   ------------  --------   ---------- ---------   -----------
                   ------------  --------   ---------- ---------   -----------

The accompanying notes are an integral part of these financial statements.

<PAGE 7>     G-5

BF ACQUISITION GROUP II, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS


                                                              Period from
                                                              inception
                                    Three months             (April 15,1999)
                                      ended                   through
                                      July 31                 July 31
                                      1999                    1999
                                   --------------           -----------------

                                     (unaudited)               (unaudited)

Cash flows from
operating activities:

  Net loss                             $    (1,677)                $ (2,049)
  Common Stock Issued for services              69                      441
                                      -------------            -----------------

Net cash used in operating activities       (1,608)                  (1,608)

Cash flows from
financing activities


  Sale of common stock                        2,500                   3,500
                                      -------------            -----------------

     Net cash provided by
     financing activities                    2,500                    3,500
                                      -------------            ---------------

Net increase in cash and
cash equivalents                               892                    1,892

Cash and cash equivalents at
beginning of period                          1,000                      -
                                      ------------              ----------------

Cash and cash equivalents at
end of period                           $    1,892                  $1,892
                                      ------------              ----------------
                                     -------------              ----------------


The accompanying notes are an integral part of these financial statements.

<PAGE 8>     G-6

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

<PAGE 9>    G-6

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

Preferred Stock

      The Board of Directors of the Company is authorized to provide for the issuance of the preferred stock in classes or series and, by filing the appropriate articles of amendment with the Secretary of State of Florida, is authorized to establish the number of shares to be included in each class or series and the preferences, limitations and relative rights of each class or series, which may include a conversion feature into common stock. This type of preferred stock is commonly referred to as "blank check preferred stock". As of December 13, 1999, no shares of preferred stock have been issued and no preferences, limitations and relative rights have been assigned.

<PAGE 10>     G-6

BF ACQUISITION GROUP II, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

5.     RELATED PARTY TRANSACTIONS:

OFFICE FACILITIES

      OFFICE SPACE WAS PROVIDED TO THE COMPANY BY A SHAREHOLDER OF
THE COMPANY AT $150 PER MONTH FROM JUNE THROUGH OCTOBER 1999.
EFFECTIVE NOVEMBER 1999, THE RENT WILL BE $100 PER MONTH FOR OFFICE SPACE.


<PAGE 11>

Item 2.  Management's Plan of Operation.

OVERVIEW

     The following discussion "Management's Plan of Operation" contains forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and financial performance and involve risks and uncertainties. Should one or more risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, expected, planned, intended, estimated, projected or otherwise indicated.

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

     Since inception to the period covered by this report, the Company has received a cash infusion of $3,500. With the exception of certain other professional fees and costs related to a Business Combination, the Company expects that it will incur minimal operating costs and meet its cash requirements during the next 12 months. It is likely, however, that a Business Combination might not occur during the next 12 months. In the event the Company depletes its present cash reserves prior to the effectuation of a Business Combination, the Company may cease operations and a Business Combination may not occur. David M. Bovi, P.A., the Company's sub-lessor, has agreed to waive all of the Company's rent payments, if necessary, in order to preserve the Company's cash reserves. No commitments of any kind to provide additional funds have been made by management, other present shareholders or any other third person. There are no agreements or understandings of any kind with respect to any loans from officers or directors of the Company on behalf of the Company. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. In the event the Company elects to raise additional capital prior to the effectuation of a Business Combination, it expects to do so through the private placement of restricted securities

<PAGE 12>

rather than through a public offering. The Company does not currently contemplate making a Regulation S offering.

     Since inception to the period covered by this report, all of the Company's out of pocket expenses, which approximated $1,608 were paid pursuant to a $1,000 capital infusion made to the Company by the Company's promoters in exchange for 510,000 shares of Common Stock and $2,500 capital infusion made to the Company pursuant to the private sale of 50,000 shares of Common Stock.

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

<PAGE 13>

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Financial Data Schedule.
     (b) No reports on Form 8-K were filed during the quarter ended July 31, 1999.

                              SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BF ACQUISITION GROUP II, INC.
                         Registrant

Date: March 13, 2000  /s/ David M. Bovi
                         -----------------
                         David M. Bovi,
                         Chief Executive Officer

Date: March 13, 2000     /s/ David M. Bovi
                        -------------------
                         David M. Bovi,
                         Chief Executive Officer