Form 10QSB/A
period 2000-10-31
BF ACQUISITION GROUP II INC
filed 2000-12-19
CIK 1089775

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

          Notes to Financial Statements ....................................7

     Item 2. Management's Plan of Operation ................................10

Part II:   Other Information ...............................................11

     Item 1.   Legal Proceedings ...........................................11

     Item 2.   Changes in Securities .......................................11

     Item 3.   Defaults Upon Senior Securities .............................11

     Item 4.   Submission of Matters to a Vote of Security Holders..........11

     Item 5.   Other Information ...........................................11

     Item 6.   Exhibits and Reports on Form 8-K ............................11

Signatures .................................................................11

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


<PAGE 4>

BF ACQUISITION GROUP II, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)




                          Three months     Three months      Six months     Six months
                            ended            ended            ended          ended
                          October 31,      October 31,      October 31,   October 31,
                            1999             2000             1999             2000
                          -------------    -------------   ------------   ------------
                            (unaudited)     (unaudited)     (unaudited)     (unaudited)

Revenues                   $  -              $ -              $ -           $ -


General and administrative
expenses                       745             345             1,240           2,022
                          -------------    -------------   -----------    -------------

Loss before income tax
provision                     (745)           (345)           (1,240)          (2,022)


Provision for income taxes      -               -                -              -
                          --------------    -------------   ----------    --------------

Net loss                   $  (745)           $(345)         $(1,240)         $(2,022)
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

<PAGE 7>

1.  ORGANIZATION AND BASIS OF PRESENTATION:

    BF Acquisition Group II, Inc., (the Company"), a development stage company, was organized in Florida on April 15, 1999 as a "shell" company which plans to look for suitable business partners or acquisition candidates to merge with or acquire. Operations since incorporation have consisted primarily of obtaining the initial capital contribution by the founding shareholders and coordination of activities regarding the SEC registration of the Company.

     The preparation of financial statemetns in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabiiltes at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Acutal results could differ from those estimates.

     The information for the three and six months ended October 31, 2000 includes all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period.

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

     It is suggested that these consolidated financial statements should be read in conjuction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10KSB (see File Number 000-26845) on file with the Securities and Exchange Commission.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

INCOME TAXES

     The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax liabilites and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statemetns or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized. The tax provision shown on the accompanying statement of operations is zero since the deferred tax asset generated from the net operating loss is offset in its entirety by valuation allowances.

CASH AND CASH EQUIVALENTS

<PAGE 8>

     Cash and cash equivalents, if any, include all highly liquid debt instruments with an original maturity date of three months or less at the date of purchase.

EARNINGS PER COMMON SHARE

     The Company follow the provisions of SFAS No. 128, "Earnings Per Share", which requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS"} on the face of the income statement. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for convertible securities and the treasury stock method for options and warrants as previously prescribed by Accounting Principals Board Opinion No. 15, "Earning Per Share".

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

4.  CAPITAL STOCK

COMMON STOCK

     The holders of the common stock are entitled to one vote per share and have non-cumulative voting rights. The holders are also entitled to receive dividends when, as, and if declared by the Board of Directors. Additionally, the holders of the common stock do not have any preemptive right to subscribe for, or purchase, any shares of any class of stock.

PREFERRED STOCK

     The Board of Directors of the Company is authorized to provide for the issuance of the preferred stock in classes or series and, by filing the appropriate articles of the amendment with the Secretary of State of Florida, is authorized to establish the number of shares to be included in each class or series and the preferences, limitations and relative rights of each class or series, which may include a conversion feature into common stock. This type of preferred stock is commonly referred to as "blank check preferred stock". As of December 6, 2000, no shares of preferred stock have been issued and no preferences, limitations and relative rights have been assigned.

<PAGE 9>

5.  RELATED PARTY TRANSACTIONS:

OFFICE FACILITIES

The Company sub-leases office space on a month-to-month basis for a nominal fee from a shareholder/executive officer of the Company.


<PAGE 10>

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