Form 10QSB
period 2001-01-31
BF ACQUISITION GROUP II INC
filed 2001-03-19
CIK 1089775

U.S. Securities and Exchange Commission

                      Washington, DC 20549

                          Form 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended January 31, 2001

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes [X]    No [ ]

              APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 16, 2001, there were 825,000 shares of common stock, $0.001 par value, issued and outstanding.

     Transitional Small Business Disclosure Format (check one);
Yes [ ]    No  [X]

                  BF ACQUISITION GROUP II, INC.

                        Form 10-QSB Index
                        January 31, 2001
                                                             Page


Part I: Financial Information..............................   3

     Item 1. Financial Statements .........................   3
          Balance Sheets-
               January 31,2001 (Unaudited) and
               April 30, 2000 (Unaudited)..................   4

          Statements of Operations -
               Three months ended January 31, 2001 and 2000
               (unaudited) and Nine months ended
               January 31, 2001 and 2000 (unaudited)........  5

          Statements of Stockholders' Equity
               From April 15, 1999 through January 31,2001... 6

          Statements of Cash Flows -
               Three months ended January 31, 2001 and 2000
               (unaudited) and Nine months ended
               January 31, 2001 and 2000 (unaudited)......... 7

          Notes to Financial Statements ..................... 8

     Item 2. Management's Plan of Operation ................. 11

Part II:   Other Information ................................ 12

     Item 1.   Legal Proceedings ............................ 12

     Item 2.   Changes in Securities ........................ 13

     Item 3.   Defaults Upon Senior Securities. ............. 13

     Item 4.   Submission of Matters to a Vote of
               Security Holders.............................. 13

     Item 5.   Other Information ............................ 13

     Item 6.   Exhibits and Reports on Form 8-K ............. 13

Signatures .................................................. 13

                             PART I
                     FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

BF ACQUISITION GROUP II, INC.
(A Development Stage Company)
BALANCE SHEET

                                                          January 31,           April 30,
                                                             2001                 2000
                                                          -----------          -----------
                                                          (unaudited)
                          ASSETS
Current assets:
  Cash and cash equivalents                               $       339          $     1,082
                                                          -----------          -----------
         Total assets                                     $       339          $     1,082
                                                          ===========          ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued Expenses                                          $     1,075          $       650

Stockholders' equity:
  Preferred stock, no par value; 5,000,000 shares
    authorized; none issued or outstanding                          -                    -
  Common stock $0.001 par value; 50,000,000 shares
    authorized, 815,000 and 795,000 shares issued and
    outstanding at January 31, 2001 and April 30, 2000,
    respectively                                                  815                  795
   Additional paid-in capital                                   4,626                3,646
   Deficit accumulated during the development stage            (6,177)              (4,009)
                                                          -----------          -----------
         Total stockholders' equity                              (736)                 432
                                                          -----------          -----------
         Total liabilities and stockholders' equity       $       339          $     1,082
                                                          ===========          ===========



The accompanying notes are an integral part of these financial statements.

BF ACQUISITION GROUP II, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
        (unaudited)


                                            Three months     Three months     Nine months    Nine months
                                              ended            ended            ended           ended
                                            January 31,      January 31,      January 31,    January 31,
                                                2001            2000            2001            2000
                                            -----------      -----------      -----------    -----------
                                             (unaudited)     (unaudited)      (unaudited)    (unaudited)

Revenues                                    $         -      $        -       $         -    $         -

General and administrative expenses                 928             344             2,168          2,366
                                            -----------      ----------       -----------    -----------
  Loss before income tax provision                 (928)           (344)           (2,168)        (2,366)

Provision for income taxes                            -               -                 -              -
                                            -----------      ----------       -----------    -----------
  Net loss                                  $      (928)     $     (344)      $    (2,168)   $    (2,366)
                                            ===========      ==========       ===========    ===========

Basic and diluted loss per common share:
Basic and diluted loss per common share     $   (0.0011)     $  (0.0004)      $   (0.0027)   $   (0.0031)
                                            ===========      ==========       ===========    ===========
Weighted average number of common
  shares outstanding                            812,174         785,000           803,043        772,283
                                            ===========      ==========       ===========    ===========




The accompanying notes are an integral part of these financial statements.

BF ACQUISITION GROUP II, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                   Deficit
                                                                                 Accumulated
                                                                    Additional   during the        Total
                                                 Common Stock        Paid-in     Development    Stockholders'
                                             Shares       Amount     Capital        Stage          Equity
                                           ---------      ------    ----------   -----------    -------------
Balance, April 15, 1999                            -      $     -   $        -   $         -                -

Sale of 510,000 shares of common stock       510,000         510           490             -            1,000

Common stock issued for services             190,000         190           182                            372

Net loss                                          -            -             -          (372)            (372)
                                           ---------      ------    ----------   -----------    -------------
Balance, April 30, 1999                      700,000      $  700    $      672   $      (372)   $       1,000
                                           =========      ======    ==========   ===========    =============


Sale of 60,000 shares of common stock         60,000          60         2,940             -            3,000

Common stock issued for services              35,000          35            34                             69

Net loss                                           -           -             -        (3,637)          (3,637)
                                           ---------      ------    ----------   -----------    -------------
Balance, April 30, 2000                      795,000      $  795    $    3,646   $    (4,009)   $         432
                                           =========      ======    ==========   ===========    =============

Sale of 20,000 shares of common stock         20,000          20           980                          1,000

Net loss                                                                              (2,168)          (2,168)
                                           ---------      ------    ----------   -----------    -------------
Balance, January 31, 2001                    815,000      $ 815     $    4,626   $    (6,177)   $        (736)
                                           =========      ======    =========    ===========    =============




The accompanying notes are an integral part of these financial statements.

BF ACQUISITION GROUP II, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS


                                                           Three months     Three months     Nine months     Nine months
                                                               ended           ended           ended            ended
                                                           January 31,      January 31,      January 31,     January 31,
                                                              2001             2000             2001             2000
                                                           (unaudited)      (unaudited)      (unaudited)     (unaudited)
                                                           -----------      -----------      -----------     -----------
Cash flows from operating activities:
  Net loss                                                 $      (928)     $      (344)     $   (2,168)     $    (2,366)
  Common stock issued for services                                   -                                -               69
  Changes in liabilities:
    Increase in accrued expenses                                   123                -              425               -
                                                           -----------      -----------      -----------     -----------
         Net cash used in operating activities                    (805)            (344)          (1,743)         (2,297)
                                                           -----------      -----------      -----------     -----------
Cash flows from financing activities:
  Sale of common stock                                             500                             1,000           2,500
                                                           -----------      -----------      -----------     -----------
         Net cash provided by financing activities                 500                -            1,000           2,500
                                                           -----------      -----------      -----------     -----------
Net (decrease) increase in cash and cash equivalents              (305)            (344)            (743)            203

Cash and cash equivalents at beginning of period                   644            1,547            1,082           1,000
                                                           -----------      -----------      -----------     -----------
Cash and cash equivalents at end of period                 $       339      $     1,203      $       339     $     1,203
                                                           ===========      ===========      ===========     ===========



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

The information for the three and nine months ended January 31, 2001 includes all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period.

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

Earnings Per Common Share
-------------------------

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

Statement of Comprehensive Income
---------------------------------

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

Common Stock
------------

The holders of the common stock are entitled to one vote per share and have non-cumulative voting rights. The holders are also entitled to receive dividends when, as, and if declared by the Board of Directors. Additionally, the holders of the common stock do not have any preemptive right to subscribe for, or purchase, any shares of any class of stock.

Preferred Stock
---------------

The Board of Directors of the Company is authorized to provide for the issuance of the preferred stock in classes or series and, by filing the appropriate articles of amendment with the Secretary of State of Florida, is authorized to establish the number of shares to be included in each class or series and the preferences, limitations and relative rights of each class or series, which may include a conversion feature into common stock. This type of preferred stock is commonly referred to as "blank check preferred stock". As of March 6, 2001, no shares of preferred stock have been issued and no preferences, limitations and relative rights have been assigned.

BF ACQUISITION GROUP II, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

5.   RELATED PARTY TRANSACTIONS:

Office Facilities
-----------------

The Company sub-leases office space on a month-to-month basis for a nominal fee from a shareholder/executive officer of the Company.

Item 2.  Management's Plan of Operation.
         ------------------------------

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

     Since inception to the period covered by this report, all of the Company's out of pocket expenses, which approximated $4,000 were paid pursuant to a $1,000 capital infusion made to the Company by the Company's promoters in exchange for 510,000 shares of Common Stock and $3,500 capital infusion made to the Company pursuant to the private sale of 70,000 shares of Common Stock.

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

     (a) No reports on Form 8-K were filed during the quarter ended January 31, 2001.

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BF ACQUISITION GROUP II, INC.
                         Registrant

Date: March 16, 2001     /s/ David M. Bovi
                         David M. Bovi,
                         Chief Executive Officer

Date: March 16, 2001     /s/ David M. Bovi
                         David M. Bovi,
                         Chief Executive Officer