Form 10QSB
period 2002-10-31
BF ACQUISITION GROUP II INC
filed 2004-06-18
CIK 1089775

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 31, 2002
                                        ----------------

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

                         BF ACQUISITION GROUP II, INC.

                                Form 10-QSB Index
                                October 31, 2002

                                                                                                     Page

Part I: Financial Information .....................................................................    2

         Item 1. Financial Statements

                  Balance Sheet as of October 31, 2002 (Unaudited)................................     3

                  Statement of Operations For the Three Months Ended October 31,
                  2002 and 2001 and Six Months Ended October 31, 2002 and 2001
                  and Period from Inception (April 15, 1999)
                  through October 31, 2002  (Unaudited) ...........................................    4

                  Statement Of Cash Flows For the Six
                  Months Ended October 31, 2002 and 2001 and
                  Period from Inception (April 15, 1999)
                  through October 31, 2002  (Unaudited) ...........................................    5

                  Notes To Condensed Financial Statements for the
                  Interim Period Ended October 31, 2002 (Unaudited) ...............................    6

         Item 2. Management's Plan of Operation ...................................................    8

         Item 3. Controls and Procedures ..........................................................    8

Part II: Other Information ........................................................................    9

         Item 1. Legal Proceedings ................................................................    9

         Item 2. Changes in Securities ............................................................    9

         Item 3. Defaults Upon Senior Securities ..................................................    9

         Item 4. Submission of Matters to a Vote of Security Holders ..............................    9

         Item 5. Other Information ................................................................    9

         Item 6. Exhibits and Reports on Form 8-K .................................................   10

Signatures ........................................................................................   11

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                         BF ACQUISITION GROUP II, INC.
                         (A Development Stage Company)
                                 BALANCE SHEET
                                  (unaudited)

                                                                     October 31,
                                                                        2002
                                                                      --------

                                   ASSETS

Current assets:
    Cash and cash equivalents                                         $   --
                                                                      --------


          Total assets                                                $   --
                                                                      ========

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Accrued Expenses                                                  $  5,535
    Loans from shareholders                                                150
                                                                      --------
                                                                      --------
          Total current liabilities                                      5,685
                                                                      --------


Stockholders' deficit:
    Preferred stock, no par value; 5,000,000 shares
        authorized; none issued or outstanding                            --
    Common stock $0.001 par value; 50,000,000 shares
        authorized, 825,000 shares issued and outstanding                  825
    Additional paid-in capital                                           5,116
    Deficit accumulated during the development stage                   (11,626)
                                                                      --------
          Total stockholders' deficit                                   (5,685)
                                                                      --------


          Total liabilities and stockholders' deficit                 $   --
                                                                      ========


   The accompanying notes are an integral part of these financial statements.

                         BF ACQUISITION GROUP II, INC.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                    (unaudited)

                                                                                                                 Period from
                                                                                                                  inception
                                                         Three months Three months  Six months   Six months   (April 15, 1999)
                                                             ended        ended       ended         ended          through
                                                          October 31,  October 31,  October 31,  October 31,     October 31,
                                                             2002         2001         2002         2001             2002
                                                         -----------  -----------   -----------  -----------  ----------------
Revenues                                                   $    --      $    --      $    --      $    --      $    --


General and administrative expenses                              550          532        1,100        1,145       11,626
                                                           ---------    ---------    ---------    ---------    ---------

    Loss before income tax provision                            (550)        (532)      (1,100)      (1,145)     (11,626)

Provision for income taxes                                      --           --           --           --           --
                                                           ---------    ---------    ---------    ---------    ---------

    Net loss                                               $    (550)   $    (532)   $  (1,100)   $  (1,145)   $ (11,626)
                                                           =========    =========    =========    =========    =========



    Basic and diluted loss per common share:

    Basic and diluted loss per common share                $ (0.0007)   $ (0.0006)   $ (0.0013)   $ (0.0014)
                                                           =========    =========    =========    =========

    Weighted average number of common shares outstanding     825,000      825,000      825,000      825,000
                                                           =========    =========    =========    =========


   The accompanying notes are an integral part of these financial statements.

                         BF ACQUISITION GROUP II, INC.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                        Period from
                                                          For the         For th e        inception
                                                        six months      six months    (April 15, 1999)
                                                           ended           ended           through
                                                        October 31,     October 31,       October 31,
                                                           2002            2001              2002
                                                        -----------     -----------   ----------------
Cash flows from operating activities:
    Net loss                                             $ (1,100)       $ (1,145)       $(11,626)
    Common stock issued for services                          441
    Changes in liabilities:
       Increase in accrued expenses                         1,100           1,100           5,535
                                                         --------        --------        --------

             Net cash used in operating activities           --               (45)         (5,650)
                                                         --------        --------        --------

Cash flows from financing activities:
    Loan received from related party                         --              --               150
    Sale of common stock                                     --              --             5,500
                                                         --------        --------        --------


             Net cash provided by financing activities       --              --             5,650
                                                         --------        --------        --------

Net decrease in cash and cash equivalents                    --               (45)           --

Cash and cash equivalents at beginning of period             --                45            --
                                                         --------        --------        --------

Cash and cash equivalents at end of period               $   --          $   --          $   --
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

BF ACQUISITION GROUP II, INC.


Registrant

By: /s/William Colucci
   -------------------------------
      William Colucci, President

Dated: June 16, 2004



By:  /s/William Colucci
   -------------------------------
      William Colucci, President

Dated: June 16, 2004



By:  /s/William Colucci
   -------------------------------
      William Colucci, Treasurer

Dated: June 16, 2004