Form 10QSB
period 2003-07-31
BF ACQUISITION GROUP II INC
filed 2004-06-18
CIK 1089775

U.S. Securities and Exchange Commission

                              Washington, DC 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 2003.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to _________

                         Commission File number: 0-26845

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

                         BF ACQUISITION GROUP II, INC.

                                Form 10-QSB Index
                                  July 31, 2003

                                                                        Page

Part I: Financial Information.............................................2

         Item 1. Financial Statements

                  Balance Sheet as of July 31, 2003 (Unaudited)...........2

                  Statement of Operations For the Three
                  Months Ended July 31, 2003 And 2002 and
                  Period from Inception (April 15, 1999)
                  through July 31, 2003  (Unaudited)......................3

                  Statement Of Cash Flows For the Three
                  Months Ended July 31, 2003 and 2002 and
                  Period from Inception (April 15, 1999)
                  through July 31, 2003  (Unaudited)......................4

                  Notes To Condensed Financial Statements for the
                  Interim Period Ended July 31, 2002 (Unaudited) .........5

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

Signatures................................................................11

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BF ACQUISITION GROUP II, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(UNAUDITED)

                                                              JULY 31,
                                                                2003
                                                              --------

                          ASSETS

Current assets:
    Cash and cash equivalents                                 $     --
                                                              --------


          Total assets                                        $     --
                                                              ========

            LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Accrued Expenses                                          $  7,760
    Loans from Shareholders                                        300
                                                              --------
          Total current liabilities                              8,060


Stockholders' deficit:
    Preferred stock, no par value; 5,000,000 shares
        authorized; none issued or outstanding                      --
    Common stock $0.001 par value; 50,000,000 shares
        authorized, 825,000 shares issued and outstanding          825
    Additional paid-in capital                                   5,116
    Deficit accumulated during the development stage           (14,001)
                                                              --------
          Total stockholders' deficit                           (8,060)
                                                              --------


          Total liabilities and stockholders' deficit         $     --
                                                              ========


   The accompanying notes are an integral part of these financial statements.

BF ACQUISITION GROUP II, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                                            PERIOD FROM
                                                                                             INCEPTION
                                                     THREE MONTHS        THREE MONTHS     (APRIL 15, 1999)
                                                        ENDED               ENDED             THROUGH
                                                       JULY 31,            JULY 31,           JULY 31,
                                                         2003                2002               2003
                                                      ---------           ---------           --------
Revenues                                              $      --           $      --           $     --


General and administrative expenses                         550                 550             14,001
                                                      ---------           ---------           --------

    Loss before income tax provision                       (550)               (550)           (14,001)

Provision for income taxes                                   --                  --                 --
                                                      ---------           ---------           --------

    Net loss                                          $    (550)          $    (550)          $(14,001)
                                                      =========           =========           ========



    Basic and diluted loss per common share:

    Basic and diluted loss per common share           $ (0.0007)          $ (0.0007)
                                                      =========           =========

    Weighted average number of
      common shares outstanding                         825,000             825,000
                                                      =========           =========

   The accompanying notes are an integral part of these financial statements.

BF ACQUISITION GROUP II, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                          PERIOD FROM
                                                             FOR THE        FOR THE        INCEPTION
                                                          THREE MONTHS    THREE MONTHS  (APRIL 15, 1999)
                                                              ENDED          ENDED           THROUGH
                                                          JULY 31, 2003   JULY 31, 2002   JULY 31, 2003
                                                          -------------   ------------- ----------------
Cash flows from operating activities:
    Net loss                                                  $(550)          $(550)          $(14,001)
    Common stock issued for services                             --              --                441
    Changes in liabilities:
      Increase (decrease) in accrued expenses                   550             550              7,760
                                                              -----           -----           --------

           Net cash used in operating activities                 --              --             (5,800)
                                                              -----           -----           --------

Cash flows from financing activities:
    Loan received from related party                             --              --                300
    Sale of common stock                                         --              --              5,500
                                                              -----           -----           --------

           Net cash provided by financing activities             --              --              5,800
                                                              -----           -----           --------

Net decrease in cash and cash equivalents                        --              --                 --

Cash and cash equivalents at beginning of period                 --              --                 --
                                                              -----           -----           --------

Cash and cash equivalents at end of period                    $  --           $  --           $     --
                                                              =====           =====           ========

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

       The information for the three months ended July 31, 2003 has not been audited by independent certified public accountants, but includes all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period.

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

       PREFERRED STOCK

       The Board of Directors of the Company is authorized to provide for the issuance of the preferred stock in classes or series and, by filing the appropriate articles of amendment with the Secretary of State of Florida, is authorized to establish the number of shares to be included in each class or series and the preferences, limitations and relative rights of each class or series, which may include a conversion feature into common stock. This type of preferred stock is commonly referred to as "blank check preferred stock". As of February 28, 2004, no shares of preferred stock have been issued and no preferences, limitations and relative rights have been assigned.

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