Form 10QSB
period 2004-01-31
BF ACQUISITION GROUP II INC
filed 2004-06-22
CIK 1089775

U.S. Securities and Exchange Commission
                      Washington, DC 20549

                           Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended January 31, 2004
                                   ----------------

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

                           65--013583
-----------------------------------------------------------------
             (IRS Employer Identification No.)

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

                Yes [ ]                     No [X]

                 BF ACQUISITION GROUP II, INC.

                        Form 10-QSB Index
                        January 31, 2004

                                                            Page

Part I:  Financial Information.............................   3

     Item 1. Financial Statements
       Balance Sheet as of January 31, 2004 (Unaudited)....   4

       Statement of Operations For the Three
       Months Ended January 31, 2004 and 2003 and Nine
       Months Ended January 31, 2004 and 2003 and
       Period from Inception (April 15, 1999)
       through January 31, 2004 (Unaudited)................   5

       Statement Of Cash Flows For the Nine
       Months Ended January 31, 2004 and 2003 and
       Period from Inception (April 15, 1999)
       through January 31, 2004 (Unaudited)................   6

       Notes To Condensed Financial Statements for the
       Interim Period Ended January 31, 2004
       (Unaudited).........................................   7

     Item 2. Management's Plan of Operation................   9

     Item 3. Controls and Procedures.......................   9

Part II:  Other Information................................   10

     Item 1.  Legal Proceedings............................   10

     Item 2.  Changes in Securities........................   10

     Item 3.  Defaults Upon Senior Securities..............   10

     Item 4.  Submission of Matters to a Vote of
              Security Holders.............................   10

     Item 5.  Other Information............................   11

     Item 6.  Exhibits and Reports on Form 8-K.............   11

Signatures.................................................   11

                             PART I
                      FINANCIAL INFORMATION


Item 1.  Financial Statements

BF ACQUISITION GROUP II, INC.
(A Development Stage Company)
BALANCE SHEET
(unaudited)


                                                            January 31,
                                                               2004
                                                            -----------
                     ASSETS

Current assets:
  Cash and cash equivalents                                 $         -
                                                            -----------

     Total assets                                           $         -
                                                            ===========

     LIABILITIES AND STOCKHOLDERS' DEFICIT

Total current liabilities
  Accrued expenses                                          $     8,860
  Loans from shareholders                                           300
                                                            -----------
     Total current liabilities                                    9,160

Stockholders' deficit:
  Preferred stock, no par value; 5,000,000 shares
    authorized; none issued or outstanding                            -
  Common stock $0.001 par value; 50,000,000 shares
    authorized, 825,000 shares issued and outstanding               825
  Additional paid-in capital                                      5,116
  Deficit accumulated during the development stage              (15,101)
                                                            -----------
     Total stockholders' deficit                                 (9,160)
                                                            -----------

     Total liabilities and stockholders' deficit            $         -
                                                            ===========


The accompanying notes are an integral part of these financial statements.

BF ACQUISITION GROUP II, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)


                                                                                                                  Period from
                                                                                                                   inception
                                                Three months    Three months     Nine months     Nine months    (April 15, 1999)
                                                   ended           ended           ended           ended            through
                                                January 31,     January 31,      January 31,     January 31,       January 31,
                                                   2004            2003             2004            2003              2004
                                                ------------    ------------     -----------     -----------    ----------------
Revenues                                        $          -    $          -     $         -     $         -    $              -

General and administrative expenses                      550             550           1,650           1,650              15,101
                                                ------------    ------------     -----------     -----------    ----------------

        Loss before income tax provision                (550)           (550)         (1,650)         (1,650)            (15,101)

Provision for income taxes                                 -               -               -               -                   -
                                                ------------    ------------     -----------     -----------    ----------------

        Net loss                                $       (550)   $       (550)    $    (1,650)    $    (1,650)   $        (15,101)
                                                ============    ============     ===========     ===========    ================

   Basic and diluted loss per common share:

   Basic and diluted loss per common share      $   (0.0007)    $    (0.0007)    $   (0.0020)    $  (0.0020)
                                                ============    ============     ===========     ==========

   Weighted average number of common shares
     outstanding                                     825,000         825,000         825,000        825,000
                                                ============    ============     ===========     ==========


The accompanying notes are an integral part of these financial statements.

BF ACQUISITION GROUP II, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)



                                                                                                 Period from
                                                             For the             For the          inception
                                                           nine months         nine months     (April 15, 1999)
                                                              ended              ended             through
                                                         January 31, 2004   January 31, 2003  January 31, 2004
                                                         ----------------   ----------------  ----------------

Cash flows from operating activities:
  Net loss                                               $         (1,650)  $         (1,650) $        (15,101)
  Common stock issued for services                                                                         441
  Changes in liabilities:
    Increase in accrued expenses                                    1,650              1,650             8,860
                                                         ----------------   ----------------  ----------------

       Net cash used in operating activities                            -                  -            (5,800)
                                                         ----------------   ----------------  ----------------

Cash flows from financing activities:
  Loan received from related party                                      -                  -               300
  Sale of common stock                                                  -                  -             5,500
                                                         ----------------   ----------------  ----------------

       Net cash provided by financing activities                        -                  -             5,800
                                                         ----------------   ----------------  ----------------

Net decrease (increase) in cash and cash equivalents                    -                  -                 -

Cash and cash equivalents at beginning of period                        -                  -                 -
                                                         ----------------   ----------------  ----------------

Cash and cash equivalents at end of period               $              -   $              -  $              -
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

   The information for the three and nine months ended January 31, 2004 has not been audited by independent certified public accountants, but includes all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period.

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

BF ACQUISITION GROUP II, INC.


Registrant

By: /s/William Colucci
   --------------------------------
   William Colucci, President

Dated: June 16, 2004

By:  /s/William Colucci
   --------------------------------
   William Colucci, President

Dated: June 16, 2004

By: /s/William Colucci
   --------------------------------
   William Colucci, Treasurer

Dated: June 16, 2004