Form 10QSB
period 2004-10-31
BF ACQUISITION GROUP II INC
filed 2004-12-14
CIK 1089775

U.S. Securities and Exchange Commission

                           Washington, DC 20549

                                Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004.

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

                  APPLICABLE ONLY TO CORPORATE ISSUERS

	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 14, 2004, there were approximately 825,000 shares of common stock, $0.001 par value, issued and outstanding.

	Transitional Small Business Disclosure Format (check one);
 Yes __    No _X__

                    BF ACQUISITION GROUP II, INC.

                           Form 10-QSB Index
                           October 31, 2004
												Page

Part I: Financial Information...............................................3

     Item 1. Financial Statements .........................................3-7

         Balance Sheet as of October 31, 2004 (Unaudited)...................4

         Statements of Operations For the Three
         And Six Months Ended October 31, 2004 and 2003 and
         Period from Inception (April 15, 1999)
         Through July 31, 2004  (Unaudited).................................5

         Statement of Changes in Stockholders' Deficit for the
         Period April 15, 1999 (Date of Inception) to
         October 31, 2004 (Unaudited).......................................6

         Statement Of Cash Flows For the Three
         And Six Months Ended October 31, 2004 and 2003 and
         Period from Inception (April 15, 1999)
         Through July 31, 2004 (Unaudited)..................................7

Notes To Financial Statements (Unaudited)..................................8-9

     Item 2. Management's Plan of Operation.................................10

     Item 3. Controls and Procedures........................................11

Part II:   Other Information................................................11

     Item 1. Legal Proceedings..............................................11

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds....11

     Item 3. Defaults Upon Senior Securities................................11

     Item 4. Submission of Matters to a Vote of Security Holders............11

     Item 5. Other Information..............................................11

     Item 6. Exhibits.......................................................11

Signatures..................................................................12

                                   PART I
                            FINANCIAL INFORMATION


Item 1.  Financial Statements

                      BF ACQUISITION GROUP II, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                             BALANCE SHEETS
                            October 31, 2004


                                                                October 31,    April 30,
                                                                   2004          2004
                                                               -----------    ----------
                           ASSETS
                           ------
Current Assets:
  Cash and cash equivalents                                     $       -      $       -
                                                                ----------     ----------
                                                                        -              -
                                                                ----------     ----------

  Total Assets                                                  $       -      $       -
                                                                ==========     ==========

	LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Current Liabilities
  Accrued expenses                                              $   1,931      $   4,941
  Payables - affiliates                                             7,975              -
  Loans from shareholders                                             300            300
                                                               ----------     ----------
     Total Current Liabilities                                     10,206          5,241
                                                               ----------     ----------

Stockholders' Equity
  Preferred stock, no par value; 5,000,000 shares authorized,
     no shares issued and outstanding                                   -              -
  Common stock, $.001 par value; 50,000,000 shares authorized,
     825,000 shares issued and outstanding                            825            825
  Additional paid-in capital                                        5,116          5,116
  Deficit accumulated during the development stage                (16,147)       (11,182)
                                                                ----------     ----------
                                                                  (10,206)        (5,241)
                                                                ----------     ----------

     Total Liabilities and Stockholders' Equity                 $       -      $       -
                                                                ==========     ==========



                   BF ACQUISITION GROUP II, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF OPERATIONS
       FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2004 AND 2003
   AND THE PERIOD APRIL 15, 1999 (DATE OF INCEPTION TO OCTOBER 31, 2004
                         (UNAUDITED)



                                                    Three Months    Three Months    Six Months      Six Months
                                    Cumulative        Ended           Ended           Ended           Ended
                                     Since          October 31,     October 31,     October 31,     October 31,
                                    Inception          2004            2003            2004            2003
                                    ----------      ----------      ----------      ----------      ----------

REVENUES
  Revenues                          $        -      $        -      $        -      $        -      $        -

COSTS AND EXPENSES
  General and administrative            16,147           2,300             550           4,965           1,100
                                    ----------      ----------      ----------      ----------      ----------
     Total costs and expenses           16,147           2,300             550           4,965           1,100
                                    ----------      ----------      ----------      ----------      ----------
LOSS BEFORE INCOME TAXES               (16,147)         (2,300)           (550)         (4,965)         (1,100)

INCOME TAXES                                 -               -               -               -               -
                                    ----------      ----------      ----------      ----------      ----------
NET LOSS                            $  (16,147)     $   (2,300)     $     (550)     $   (4,965)     $   (1,100)
                                    ==========      ==========      ==========      ==========      ==========

BASIC AND DILUTED WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING                            825,000         825,000         825,000         825,000
                                                    ==========      ==========      ==========      ==========
BASIC AND DILUTED NET LOSS PER
  COMMON SHARE                                      $    (0.00)     $    (0.00)     $    (0.01)     $    (0.00)
                                                    ==========      ==========      ==========      ==========

                     BF ACQUISITION GROUP II, INC.
                    (A DEVELOPMENT STAGE COMPANY)
               STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
   FOR THE PERIOD APRIL 15, 1999 (DATE OF INCEPTION) TO OCTOBER 31, 2004
                               (UNAUDITED)



                                                                          Deficit
                                                                         Accumulated
                                              Common Stock  Additional   during the
                                        Number of             Paid-In   Development
                                        Shares       Amount   Capital      Stage        Total
                                       ---------  ---------  ---------  ---------    -----------

Issuance of initial 510,000 shares
  on April 15, 1999                     510,000   $    510   $    490   $      -     $    1,000
Issuance of shares of common stock
  in exchange for services              190,000        190        182                       372
Net loss                                                                    (372)          (372)
                                      ---------  ---------  ---------  ---------    -----------

Balance, April 30, 1999                 700,000        700        672       (372)         1,000

Issuance of shares of common stock       60,000         60      2,940                     3,000
Issuance of shares of common stock
  in exchange for services               35,000         35         34                        69
Net loss                                                                  (3,637)        (3,637)
                                      ---------  ---------  ---------  ---------    -----------

Balance, April 30, 2000                 795,000        795      3,646     (4,009)           432

Issuance of shares of common stock       30,000         30      1,470                     1,500
Net loss                                                                  (3,547)        (3,547)
                                      ---------  ---------  ---------  ---------    -----------

Balance, April 30, 2001                 825,000        825      5,116     (7,556)        (1,615)

Net loss                                                                  (2,970)        (2,970)
                                      ---------  ---------  ---------  ---------    -----------

Balance, April 30, 2002                 825,000        825      5,116    (10,526)        (4,585)

Net loss                                                                  (2,925)        (2,925)
                                      ---------  ---------  ---------  ---------    -----------

Balance, April 30, 2003                 825,000        825      5,116    (13,451)        (7,510)

Net income                                                                 2,269          2,269
                                      ---------  ---------  ---------  ---------    -----------

Balance, April 30, 2004                 825,000        825      5,116    (11,182)        (5,241)

Net loss for the six months ended
  October 31, 2004                                                        (4,965)        (4,965)
                                      ---------  ---------  ---------  ---------    -----------

Balance, October 31, 2004               825,000   $    825   $  5,116   $(16,147)    $  (10,206)
                                      =========  =========  =========  =========     ==========


                     BF ACQUISITION GROUP II, INC.
                     (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF CASH FLOWS
         FOR THE SIX MONTHS ENDED OCTOBER 31, 2004 AND 2003
   AND THE PERIOD APRIL 15, 1999 (DATE OF INCEPTION) TO OCTOBER 31, 2004
                             (UNAUDITED)


                                                                        Six Months        Six Months
                                                        Cumulative          Ended             Ended
                                                          Since         October 31,        October 31,
                                                         Inception         2004              2003
                                                       -----------      -----------        -----------

Cash Flows From Operating Activities
  Net Income                                           $   (16,147)     $    (4,965)       $  (1,100)
  Adjustments to reconcile net loss to net cash flows
    used by operating activities
        Stock issued in exchange for services                  441                -                -
           Net changes in:
              Accrued expenses                               1,931           (3,010)           1,100
              Advances due to affiliates                     7,975            7,975                -
                                                       -----------      -----------        -----------
Net cash used by operating activities                       (5,800)               -                -
                                                       -----------      -----------        -----------
Cash Flows From Financing Activities
  Proceeds from issuance of common stock                     5,500                -                -
  Loans from related parties                                   300                -                -
                                                       -----------      -----------        -----------
Net cash provided by financing activities                    5,800                -                -
                                                       -----------      -----------        -----------

Net Increase in Cash                                             -                -                -

Cash, Beginning of Period                                        -                -                -
                                                       -----------      -----------        -----------
Cash, End of Period                                    $         -      $         -        $       -
                                                       ===========      ===========        ===========



                      BF ACQUISITION GROUP II, INC.
                     NOTES TO FINANCIAL STATEMENTS
                             (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

  BF Acquisition Group II, Inc. (the "Company") is a development stage company organized in Florida on April 15, 1999 as a "shell" company, which looks for suitable business partners or acquisition candidates to merge with or acquire. Operations have consisted primarily of obtaining the initial capital contribution by the founding shareholders and coordination of activities regarding the SEC registration of the Company.

Basis of Presentations

  The accompanying unaudited condensed financial statements have been prepared by BF Acquisition Group II, Inc. (the Company). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company's April 30, 2004 Annual Report on Form 10-KSB. Certain financial information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements in the April 30, 2004 Annual Report on Form 10-KSB should be read in conjunction with the accompanying interim financial statements. Operating results for the six months ended
October 31, 2004 are not necessarily indicative of the results that may be expected for the year ending April 30, 2005.

Use of Estimates

  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

  Certain reclassifications have been made to the prior period financial statements to conform to the presentation in the current period's financial statements.


NOTE 2 - REALIZATION OF ASSETS

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from activities during the development stage. This condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                       BF ACQUISITION GROUP II, INC.
                      NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)



NOTE 3 - PAYABLE TO AFFILIATES

  BF Acquisition Group IV, Inc., related to the Company by common shareholders and management personnel, had provided cash advances for operating expenses of the Company. Currently, such loans are unsecured and without specified redemption date.

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

Until we obtain business partners or acquisition candidates, our Company does not expect to meet its current capital requirements for the next twelve months. Additionally, we cannot assure you that if we obtain business partners or acquisition candidates that we will meet our current capital requirements for the next twelve months. We recently obtained $6,275 in affiliate loans to meet some of our current capital requirements, but we cannot assure you that we can obtain additional loans for any amount in the future. Our independent auditors have indicated, in their audit opinion for the year ended
April 30, 2004 and April 30, 2003, that certain factors raise substantial doubt about our ability to continue as a going concern and these continuing factors are discussed in note 2 to our accompanying October 31, 2004 interim financial statements.

Item 3.     Controls and Procedures.

  As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's principal executive officers and financial officers of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange
Act) as of the end of the period covered by this report. The evaluation revealed to the Company's principal executive officers and financial officers that the design and operation of the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

  There have been no significant changes in the Company's internal controls and in other factors that could significantly affect internal controls subsequent to the date of the above-described evaluation period.


                                 PART II
                           OTHER INFORMATION

Item 1.  Legal Proceedings

         Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         Not Applicable

Item 3.  Defaults Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits

Exhibit No.     Description of Exhibit             Sequential Page No.

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

BF ACQUISITION GROUP II, INC.

Registrant

By:/s/William Colucci
   -----------------------------
   William Colucci, President

Dated: December 14, 2004

By:/s/William Colucci
   ----------------------------
   William Colucci, President

Dated: December 14, 2004


By:/s/William Colucci
   -----------------------------
   William Colucci, Treasurer

Dated: December 14, 2004