Form 10QSB
period 2005-01-31
THEATER XTREME ENTERTAINMENT GROUP, INC
filed 2005-03-14
CIK 1089775

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

            |x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 2005.
                                       OR

            | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission File number 0-26845

                    Theater Xtreme Entertainment Group, Inc.
 -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                     Florida
 -------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   65-0913583
 -------------------------------------------------------------------------------
                        (IRS Employer Identification No.)

          250 Corporate Boulevard, Suites E & F, Newark, Delaware 19702
 -------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (302) 455-1334
 -------------------------------------------------------------------------------
                           (Issuer's telephone number)

        BF Acquisition Group II, Inc. 2501 Turk Boulevard, San Francisco,
                                California 94118
 -------------------------------------------------------------------------------
        (Former name, former address, and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
___ Yes   X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 14, 2005, there were approximately 13,195,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ___    No   X

                          BF ACQUISITION GROUP II, INC.

                                Form 10-QSB Index
                                January 31, 2005



                                                                                                               Page

Part I: Financial Information.....................................................................................3

         Item 1. Financial Statements ............................................................................3

                  Balance Sheet as of January 31, 2005 (Unaudited) ...............................................3

                  Statements of Operations For the Three
                  And Nine Months Ended January 31, 2005 and 2004 and
                  Period from Inception (April 15, 1999)
                  through January 31, 2005  (Unaudited) ..........................................................4

                  Statement of Changes in Stockholders' Deficit for the
                  Period April 15, 1999 (Date of Inception) through
                  January 31, 2005 (Unaudited) ...................................................................5

                  Statement of Cash Flows For the Three
                  And Nine Months Ended January 31, 2005 and 2004 and
                  Period from Inception (April 15, 1999)
                  through January 31, 2005  (Unaudited)...........................................................6

                  Notes To Financial Statements (Unaudited) ......................................................7

         Item 2. Management's Plan of Operation...................................................................9

         Item 3. Controls and Procedures.........................................................................10

Part II:   Other Information ....................................................................................11

         Item 6.  Exhibits.......................................................................................11

Signatures ......................................................................................................12



                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements

                    THEATER XTREME ENTERTAINMENT GROUP, INC.
                (FORMERLY KNOWN AS BF ACQUISITION GROUP II, INC.)

                                 BALANCE SHEETS



                                                                         January 31,            April 30,
                                                                            2005                   2004
                                                                      ------------------    -------------------
                                 ASSETS                                  (Unaudited)            (Audited)
                                 ------
Current Assets:

     Cash and cash equivalents                                        $               -     $               -
                                                                      ------------------    -------------------
                Total Current Assets                                                  -                     -
                                                                      ------------------    -------------------

     Total Assets                                                     $               -     $               -
                                                                      ==================    ===================




                  LIABILITIES AND STOCKHOLDERS' DEFICIT
                  -------------------------------------
Current Liabilities
     Accrued expenses                                                 $           3,451      $         4,941
     Payables - affiliates                                                        9,275                    -
     Loans from shareholders                                                        300                  300
                                                                      ------------------    -------------------
                Total Current Liabilities                                        13,026                5,241
                                                                      ------------------    -------------------


Stockholders' Deficit
     Preferred stock, no par value; 5,000,000 shares authorized,
             no shares issued and outstanding                                         -                    -
     Common stock, $.001 par value; 50,000,000 shares authorized,
             825,000 shares issued and outstanding                                  825                  825
     Additional paid-in capital                                                   5,116                5,116
     Deficit accumulated during the development stage                           (18,967)             (11,182)
                                                                      ------------------    -------------------
                                                                                (13,026)              (5,241)
                                                                      ------------------    -------------------
     Total Liabilities and Stockholders' Deficit                      $               -     $              -
                                                                      ==================    ===================


                   The accompanying notes are an integral part of the financial statements.




                                                                   THEATER XTREME ENTERTAINMENT GROUP, INC.
                                                               (FORMERLY KNOWN AS BF ACQUISITION GROUP II, INC.)
                                                                           STATEMENTS OF OPERATIONS
                                                         FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2005 AND 2004
                                                     AND THE PERIOD APRIL 15, 1999 (DATE OF INCEPTION) TO JANUARY 31, 2005
                                                                                  (UNAUDITED)

                                                                      Three Months     Three Months    Nine Months     Nine Months
                                                        Cumulative        Ended            Ended           Ended           Ended
                                                           Since       January 31,      January 31,     January 31,     January 31,
                                                         Inception         2005             2004            2005            2004
                                                       ------------   -------------     ------------    -----------     ------------
REVENUES

                Revenues                                 $       -      $       -       $       -        $       -      $       -

COSTS AND EXPENSES
                General and administrative                  18,967          2,820           1,100            7,785          1,650
                                                         ---------      ---------       ---------        ---------      ---------
                             Total costs and expenses       18,967          2,820           1,100            7,785          1,650
                                                         ---------      ---------       ---------        ---------      ---------

LOSS BEFORE INCOME TAXES                                   (18,967)        (2,820)         (1,100)          (7,785)        (1,650)

INCOME TAXES                                                     -              -               -                -              -
                                                         ---------      ---------       ---------        ---------      ---------

NET LOSS                                                 $ (18,967)     $  (2,820)      $  (1,100)       $  (7,785)     $  (1,650)
                                                         =========      =========       =========        =========      =========

BASIC AND DILUTED WEIGHTED AVERAGE
                COMMON SHARES OUTSTANDING                                 825,000         825,000          825,000        825,000
                                                                        =========       =========        =========      =========
BASIC AND DILUTED NET LOSS PER
                COMMON SHARE                                            $   (0.00)      $   (0.00)       $   (0.01)     $   (0.00)
                                                                        =========       =========        =========      =========


                        The accompanying notes are an integral part of the financial statements.



                                                            THEATER XTREME ENTERTAINMENT GROUP, INC.
                                                        (FORMERLY KNOWN AS BF ACQUISITION GROUP II, INC.)
                                                          STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                              FOR THE PERIOD APRIL 15, 1999 (DATE OF INCEPTION) TO JANUARY 31, 2005
                                                                           (UNAUDITED)

                                                                                                            Deficit
                                                                        Common Stock                      Accumulated
                                                                        ------------         Additional   during the
                                                                 Number of                    Paid-In     Development
                                                                  Shares        Amount        Capital        Stage          Total
                                                                 ----------    ----------    ----------    ---------    ------------
Issuance of initial 510,000 shares on April 15, 1999             $ 510,000     $     510     $     490     $    -        $   1,000
Issuance of shares of common stock in exchange for services        190,000           190           182                         372
Net loss                                                                                                       (372)          (372)
                                                                 ---------     ---------     ---------    ---------      ---------
Balance, April 30, 1999                                            700,000           700           672         (372)         1,000

Issuance of shares of common stock                                  60,000            60         2,940                       3,000
Issuance of shares of common stock in exchange for services         35,000            35            34                          69
Net loss                                                                                                     (3,637)        (3,637)
                                                                 ---------     ---------     ---------    ---------      ---------
Balance, April 30, 2000                                            795,000           795         3,646       (4,009)           432

Issuance of shares of common stock                                  30,000            30         1,470                       1,500
Net loss                                                                                                     (3,547)        (3,547)
                                                                 ---------     ---------     ---------    ---------      ---------
Balance, April 30, 2001                                            825,000           825         5,116       (7,556)        (1,615)

Net loss                                                                                                     (2,970)        (2,970)
                                                                 ---------     ---------     ---------    ---------      ---------
Balance, April 30, 2002                                            825,000           825         5,116      (10,526)        (4,585)

Net loss                                                                                                     (2,925)        (2,925)
                                                                 ---------     ---------     ---------    ---------      ---------
Balance, April 30, 2003                                            825,000           825         5,116      (13,451)        (7,510)

Net income                                                                                                    2,269          2,269
                                                                 ---------     ---------     ---------    ---------      ---------
Balance, April 30, 2004                                            825,000           825         5,116      (11,182)        (5,241)

Net loss for the nine months ended January 31, 2005                                                          (7,785)        (7,785)
                                                                 ---------     ---------     ---------    ---------      ---------
Balance, January 31, 2005                                        $ 825,000     $     825     $   5,116    $ (18,967)     $ (13,026)
                                                                 =========     =========     =========    =========      =========


                                           The accompanying notes are an integral part of the financial statements.



                                            THEATER XTREME ENTERTAINMENT GROUP, INC.
                                       (FORMERLY KNOWN AS BF ACQUISITION GROUP II, INC.)
                                                    STATEMENT OF CASH FLOWS
                                      FOR THE NINE MONTHS ENDED JANUARY 31, 2005 AND 2004
                             AND THE PERIOD APRIL 15, 1999 (DATE OF INCEPTION) TO JANUARY 31, 2005
                                                          (UNAUDITED)

                                                                                          Nine Months      Nine Months
                                                                         Cumulative          Ended            Ended
                                                                            Since          January 31,      January 31,
                                                                          Inception          2005              2004
                                                                        ------------      ------------     ------------
Cash Flows From Operating Activities
   Net Income                                                           $    (18,967)     $     (7,785)    $     (1,650)
   Adjustments to reconcile net loss to net cash flows
      used by operating activities
                 Stock issued in exchange for services                           441                 -                -
                 Net changes in:
                     Accrued expenses                                          3,451            (1,490)           1,650
                     Advances due to affiliates                                9,275             9,275                -
                                                                         -----------      ------------     ------------
Net cash used by operating activities                                         (5,800)                -                -
                                                                         -----------      ------------     ------------
Cash Flows From Financing Activities
   Proceeds from issuance of common stock                                      5,500                 -                -
   Loans from related parties                                                    300                 -                -
                                                                         -----------      ------------     ------------
Net cash provided by financing activities                                      5,800                 -                -
                                                                         -----------      ------------     ------------
Net Increase in Cash                                                               -                 -                -

Cash, Beginning of Period                                                          -                 -                -
                                                                         -----------      ------------     ------------
Cash, End of Period                                                      $         -      $          -     $          -


                             The accompanying notes are an integral part of the financial statements.



                    THEATER XTREME ENTERTAINMENT GROUP, INC.
                (FORMERLY KNOWN AS BF ACQUISITION GROUP II, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

      Basis of Presentations
      The accompanying unaudited condensed financial statements have been prepared by the Company. These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the Summary of Accounting Policies included in the Company's April 30, 2004 Annual Report on Form 10-KSB. Certain financial information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements in the April 30, 2004 Annual Report on Form 10-KSB should be read in conjunction with the accompanying interim financial statements. Operating results for the nine months ended January 31, 2005 are not necessarily indicative of the results that may be expected for the year ending April 30, 2005.

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


NOTE 2 - REALIZATION OF ASSETS

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from activities during the development stage. This condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, including the February 11, 2005 merger with Theater Xtreme, Inc. referenced in Note 4 - Subsequent Events.

                     THEATER XTREME ACQUISITION GROUP, INC.
                (FORMERLY KNOWN AS BF ACQUISITION GROUP II, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3 - PAYABLE TO AFFILIATES

      BF Acquisition Group IV, Inc., related to the Company by common shareholders and management personnel, has provided cash advances for operating expenses of the Company. Currently, such loans are unsecured and without specified redemption date.


NOTE 4 - SUBSEQUENT EVENTS

      On February 11, 2005, Theater Xtreme, Inc. ("Theater"), a Delaware corporation, merged with and into BF Acquisition Group II, Inc., and pursuant to the merger, BF Acquisition Group II, Inc. changed its name to Theater Xtreme Entertainment Group, Inc., effective February 11, 2005 (the "Merger").

      The Merger is effective pursuant to an Agreement and Plan of Merger by and among the Company, Theater, Scott Oglum, William Colucci and David M. Bovi dated February 11, 2005. Pursuant to the Merger Agreement, Theater stockholders received 4.6 shares of the Company's common stock, par value $.001 per share, for each share of common stock they held in Theater. The nature and amount of consideration paid in connection with the acquisition was determined based on arms-length negotiations between the Company and Theater.

      Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination. That is, the share exchange is equivalent to the issuance of stock by the Company for the new monetary assets of Theater, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange will be identical to that resulting from a reverse acquisition, except no goodwill will be recorded. Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, the Company, are those of the legal acquiree, Theater, which is considered to be the accounting acquirer.

      Assets acquired by the Company in the Merger consist primarily of the home theater and furnishings business. The Company will continue to use such assets in the same manner as the assets were used by Theater.

      William Colucci and David Bovi who are principal shareholders of the Company, are also principal shareholders of Universal Capital Management, Inc. which received 575,000 shares in the Merger for services rendered.

Item 2.  Management's Plan of Operation.

                                    Overview

         Some of the information presented in this Quarterly Report on Form 10-QSB includes forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent the Company's judgment regarding future events, and are based on currently available information. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify forward-looking statements. Although the Company believes it has a reasonable basis for these forward-looking statements, the Company cannot guarantee their accuracy and actual results may differ materially from those the Company anticipated due to a number of known and unknown uncertainties, of which the Company is not aware. Factors which could cause actual results to differ from expectations include, among others, the ability of the Company to sell franchises, success of the franchise stores, location of stores, delay or loss of key products from vendors, disruption of product delivery from overseas suppliers, changes in regard to significant customers or suppliers, increased competition from companies with more expertise or experience, technological improvements in the home theater market which may render the Company's offerings obsolete, less competitive, or too expensive, material reduction in the demand for home theaters, and lack of sufficient capital to allow the Company to achieve its strategic objectives. For additional information concerning these and other important factors that may cause the Company's actual results to differ materially from expectations and underlying assumptions, please refer to the reports filed by the Company with the Securities and Exchange Commission.

         The following discussion is qualified by reference to, and should be read in conjunction with our financial statements ("Financial Statements"), and the notes thereto, included elsewhere in this Form 10-QSB.

                                Plan Of Operation

         During the period covered by this report, BF Acquisition Group II, Inc. conducted no business operations and generated no revenue.

         Our Company was initially organized as a "shell" company, with plans to seek business partners or acquisition candidates; however, due to capital constraints, we were unable to continue with our business plan. In March 2001, we ultimately ceased our business activities and became dormant, whereby we incurred only minimal administrative expenses. On February 11, 2005 Theater Xtreme, Inc. ("Theater"), a Delaware corporation, merged with and into BF Acquisition Group II, Inc. and pursuant to the merger, BF Acquisition Group II, Inc. changed its name to Theater Xtreme Entertainment Group, Inc. The Company expects to file the required financial statements and pro forma financial information for the merger within the time period required by the securities laws on a Form 8-K/A.

         The Company was incorporated in 2003 and has retail stores in Newark and Wilmington, Delaware. The Company has designed and created large-format home theater entertainment systems, offering new, low cost technology at prices affordable to most families. The Company has sold its first two franchises, in Pennsylvania and Massachusetts, which are expected to open in 2005. The Company expects to offer franchise licenses nationwide.

         Our independent auditors have indicated, in their audit opinion for the year ended April 30, 2004 and April 30, 2003, that certain factors raise substantial doubt about the ability to continue as a going concern and these continuing factors are discussed in note 2 to our accompanying January 31, 2005 interim financial statements.


Item 3.     Controls and Procedures.

         As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's principal executive officers and financial officers of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. The evaluation revealed to the Company's principal executive officer and principal financial officer that the design and operation of the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

         There have been no significant changes in the Company's internal controls and in other factors that have materially affected, or is reasonably likely to materially affect, the Company's internal controls for the period covered by this Quarterly Report on Form 10-QSB.

                                     PART II
                                OTHER INFORMATION

Item 6.  Exhibits

                                  EXHIBIT INDEX

   Exhibit                    Description of Exhibit
   -------           -----------------------------------------------------------
    31.1             Certification pursuant to Rule 13a-14(a) of the Securities
                     Exchange Act of 1934, as amended
                     executed by the Chief Executive Officer of the Company.
    31.2             Certification pursuant to Rule 13a-14(a) of the Securities
                     Exchange Act of 1934, as amended
                     executed by the Chief Financial Officer of the Company.
    32.1             Certification pursuant to 18 U.S.C. Section 1350, as
                     adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by the Chief Executive Officer of the Company.
    32.2             Certification pursuant to 18 U.S.C. Section 1350, as
                     adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by the Chief Financial Officer of the Company.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          THEATER XTREME ENTERTAINMENT GROUP, INC.


March 14, 2005          By:    /s/ Scott R. Oglum
                           ------------------------------------------------
                              Scott R. Oglum
                              Chairman of the Board and Chief Executive Officer

                        By:    /s/ Dale E. Gravatt
                           ------------------------------------------------
                              Dale E. Gravatt
                              Chief Financial Officer