Form 10QSB
period 2005-03-31
THEATER XTREME ENTERTAINMENT GROUP, INC
filed 2005-05-16
CIK 1089775

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2005.

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

               BF Acquisition Group II, Inc., 2501 Turk Boulevard,
                         San Francisco, California 94118
 -------------------------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _X_ Yes ___ No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 13, 2005, there were approximately 13,982,200 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ___    No   X
                                                                          ---



                    THEATER XTREME ENTERTAINMENT GROUP, INC.

                                Form 10-QSB Index
                                 March 31, 2005

                                                                                                     Page
Part I: Financial Information

         Item 1. Financial Statements ................................................................3

                  Balance Sheet as of March 31, 2005 and June 30, 2004 (Unaudited)....................3

                  Statements of Operations For the Three
                  And Nine Months Ended March 31, 2005 and 2004 (Unaudited) ..........................4

                  Statement of Changes in Stockholders' Deficit for the
                  Nine Months Ended March 31, 2005 (Unaudited) .......................................5

                  Statement of Cash Flows For the Nine Months Ended
                  March 31, 2005 and 2004 (Unaudited).................................................6

                  Notes To Financial Statements (Unaudited) ..........................................7

         Item 2. Management's Discussion and Analysis or Plan of Operation...........................14

         Item 3. Controls and Procedures.............................................................18

Part II:   Other Information

         Item 6.  Exhibits...........................................................................19

Signatures ..........................................................................................20


                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                    Theater Xtreme Entertainment Group, Inc.

                                 Balance Sheets

                                   (Unaudited)





                                                                  March 31, 2005    June 30, 2004
                                                                   -----------       -----------
Assets
Current Assets:
     Cash and equivalents                                          $   339,556       $   119,228
     Accounts receivable, net of allowance of $ -                       47,594             7,061
     Inventory                                                         375,323           180,313
     Prepaid expenses                                                   64,516              --
                                                                   -----------       -----------
           Total current assets                                        826,989           306,602
                                                                   -----------       -----------

Property and Equipment, net                                            228,668           166,139
                                                                   -----------       -----------

Other Assets:
     Deposits                                                            5,760             5,760
                                                                   -----------       -----------

                                                                   $ 1,061,417       $   478,501
                                                                   ===========       ===========

Liabilities and Stockholders' Deficit

Current Liabilities:
     Accounts payable and accrued expenses                         $   496,611       $   127,825
     Payroll tax liabilities                                            30,218            11,216
     Current portion of notes payable                                   15,892             6,754
     Due to officer                                                      6,058             6,109
     Deferred sales                                                    496,988           144,863
                                                                   -----------       -----------
           Total current liabilities                                 1,045,767           296,767
                                                                   -----------       -----------

Long-term Liabilities:
     Notes payable, net of current portion                              39,986            27,482
     Convertible notes payable                                         533,500           200,000
                                                                   -----------       -----------
           Total long-term liabilities                                 573,486           227,482
                                                                   -----------       -----------
              Total liabilities                                      1,619,253           524,249
                                                                   -----------       -----------

Stockholders' Deficit:
     Preferred stock, no par value, 5,000,000 shares authorized,
        no shares issued and outstanding                                  --                --
     Common stock, $.001 par, 50 million shares authorized;
        13,195,000 and 9,775,000 shares issued and outstanding          13,195             9,775
     Additional paid in capital                                        785,029           240,225
     Accumulated deficit                                            (1,356,060)         (295,748)
                                                                   -----------       -----------
              Total stockholders' deficit                             (557,836)          (45,748)
                                                                   -----------       -----------

                                                                   $ 1,061,417       $   478,501
                                                                   ===========       ===========




   The accompanying notes are an integral part of these financial statements.


                    Theater Xtreme Entertainment Group, Inc.

                             Statement of Operations

               Three and nine months ended March 31, 2005 and 2004

                                   (Unaudited)



                                                Three Months       Three Months       Nine Months          Nine Months
                                                   Ended              Ended              Ended                Ended
                                               March 31, 2005     March 31, 2004     March 31, 2005       March 31, 2004
                                               ------------        ------------        ------------        ------------
Retail sales                                   $    827,197        $    245,845        $  1,919,489        $    467,201

Cost of goods sold                                 (428,679)           (164,235)         (1,121,959)           (307,387)
                                               ------------        ------------        ------------        ------------

         Gross profit                               398,518              81,610             797,530             159,814
                                               ------------        ------------        ------------        ------------

Occupancy expenses                                   53,501              25,133             153,346              33,144
Selling, general and administrative expenses      1,043,063             166,940           1,680,216             304,811
                                               ------------        ------------        ------------        ------------
                                                  1,096,564             192,073           1,833,562             337,955
                                               ------------        ------------        ------------        ------------


         Loss from operations                      (698,046)           (110,463)         (1,036,032)           (178,141)

Interest income                                           6                 341                  60                 694
Interest expense                                     (9,756)               (312)            (24,340)               (312)
                                               ------------        ------------        ------------        ------------

         Net loss                              $   (707,796)       $   (110,434)       $ (1,060,312)       $   (177,759)
                                               ============        ============        ============        ============

         Basic and diluted:
            Loss per common share              $      (0.06)       $      (0.01)       $      (0.10)       $      (0.02)
                                               ============        ============        ============        ============

            Weighted average shares              12,300,000           9,775,000          10,609,836           9,526,643
                                               ============        ============        ============        ============



   The accompanying notes are an integral part of these financial statements.



                    Theater Xtreme Entertainment Group, Inc.

                       Statement of Stockholders' Deficit

                    For the nine months ended March 31, 2005

                                   (Unaudited)


                                                                    Additional                       Total
                                                       Common        Paid-in      Accumulated    Stockholders'
                                                       Stock         Capital        Deficit         Deficit
                                                    -----------   -----------    -----------    -----------

Balance at July 1, 2004                             $     9,775   $   240,225    $  (295,748)   $   (45,748)

Conversion of notes payable                               1,495       323,505           --          325,000

Issuance of common stock for services                       675       235,575                       236,250

Issuance of common stock at merger                        1,250        (1,250)

Liabilities assumed upon merger                            --         (13,026)          --          (13,026)

Net loss for the nine months ended March 31, 2005          --            --       (1,060,312)    (1,060,312)
                                                    -----------   -----------    -----------    -----------

Balance at March 31, 2005                           $    13,195   $   785,029    $(1,356,060)   $  (557,836)
                                                    ===========   ===========    ===========    ===========




   The accompanying notes are an integral part of these financial statements.


                    Theater Xtreme Entertainment Group, Inc.

                             Statement of Cash Flows

                    Nine months ended March 31, 2005 and 2004

                                   (Unaudited)

                                                 Nine Months      Nine Months
                                                    Ended            Ended
                                                March 31, 2005   March 31, 2004
                                                 -----------    ----------------
Cash flows from operating activities:
     Net Loss                                    $(1,060,312)      $  (295,748)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
       Depreciation                                   37,951            14,995
       Issuance of common stock for services         236,250              --
     Increase in assets
       Accounts receivables                          (40,533)           (7,061)
       Inventory                                    (195,010)         (180,313)
       Prepaid expenses                              (64,516)             --
     Increase in liabilities
       Accounts payable and accrued expenses         355,760           127,825
       Payroll tax liabilities                        19,002            11,216
       Due to officer                                    (51)            6,109
       Deferred sales                                352,125           144,863
                                                 -----------       -----------
     Net cash used in operating activities          (359,334)         (178,114)
                                                 -----------       -----------

Cash flows from investing activities:
     Deposits on stores and corporate facility          --              (5,760)
     Purchase of property and equipment              (73,884)         (143,418)
                                                 -----------       -----------
     Net cash used in investing activities           (73,884)         (149,178)
                                                 -----------       -----------

Cash flows from financing activities:
     Repayment of notes payable                       (6,746)           (3,480)
     Proceeds from convertible note payable          658,500           200,000
     Proceeds from financing lease                     1,792
     Proceeds from issuance of common stock             --             250,000
                                                 -----------       -----------
     Net cash provided by financing activities       653,546           446,520
                                                 -----------       -----------

Net increase in cash                                 220,328           119,228
Cash and equivalents, beginning of year              119,228              --
                                                 -----------       -----------

Cash and equivalents, end of period              $   339,556       $   119,228
                                                 ===========       ===========

Supplemental disclosure:
     Cash paid during the year for interest      $    15,659       $     4,763
                                                 ===========       ===========

Supplemental disclosure of non-cash
  investing and financing activites:
     Conversion of notes payable to common stock $   325,000       $      --
                                                 ===========       ===========
     Liabilities assumed as part of merger       $    13,026       $      --
                                                 ===========       ===========
     Acquisition of property and equipment
        by issuance of notes payable             $    26,596       $    37,716
                                                 ===========       ===========



   The accompanying notes are an integral part of these financial statements.

                    THEATER XTREME ENTERTAINMENT GROUP, INC.
                (FORMERLY KNOWN AS BF ACQUISITION GROUP II, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1:  Nature of Operations and Significant Accounting Policies

         Basis of Presentations The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended June 30, 2005. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 8-K dated February 11, 2005.

         Nature of operations. Theater Xtreme Entertainment Group, Inc. (the "Company"), a Florida corporation, opened the first Company retail store or design center on September 1, 2003 in Newark, Delaware. In August 2004 the Company opened a second Company owned design center in Wilmington, Delaware and sold the first two franchises. These initial franchise stores will be located in Pennsylvania and Massachusetts and are expected to open in 2005. The Company has designed and created large-format home theater entertainment systems, offering new, low cost technology at prices affordable to many families. The Company expects to offer franchise licenses nationwide.

         Merger. On February 11, 2005 the Company acquired BF Acquisition Group II, Inc., a Florida corporation. Under the terms of the merger agreement, each stockholder of Theater Xtreme, Inc. received 4.60 shares of voting common stock of BF Acquisition Group II, Inc. for each share of Theater Xtreme, Inc. common stock held by such stockholder. Following the merger, the Company changed its name to Theater Xtreme Entertainment Group, Inc. Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination. That is, the share exchange is equivalent to the issuance of stock by Theater Xtreme Entertainment Group, Inc. for the net monetary assets of BF Acquisition Group II, Inc., accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange will be identical to that resulting from a reverse acquisition, except no goodwill will be recorded. Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, BF Acquisition Group II, Inc., are those of the legal acquiree which are considered to be the accounting acquirer, Theater Xtreme Entertainment Group, Inc.

         Industry Risks. The Company participates in a highly volatile industry that is characterized by rapid technological change, intense competitive pressure, and cyclical market patterns. The Company's results of operations will be affected by a wide variety of factors, including general economic conditions, decreases in average selling prices over the life of any particular product, the timing of new product introductions (by the Company, its competitors, and others), the ability to acquire sufficient quantities of a given product in a timely manner, the timely implementation of new technologies, the ability to safeguard intellectual property from competitors, and the effect of new technologies resulting in rapid escalation of demand for some products in the face of equally steep decline in demand for others. Based on the factors noted herein, the Company may experience substantial period-to-period fluctuations in future operating results.

                    THEATER XTREME ENTERTAINMENT GROUP, INC.
                (FORMERLY KNOWN AS BF ACQUISITION GROUP II, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Comprehensive Income. The Company follows the Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Since the Company has no items of other comprehensive income, comprehensive income (loss) is equal to net income (loss).

         Fair Value of Financial Instruments. The Company's financial statements consist of cash and cash equivalents, accounts receivable, payables, accrued expenses and deposits. The carrying values of these items approximate fair value because of their short maturities. The carrying value of notes payable also approximate fair value because the interest rates of these notes approximates current market interest rates.

         Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

         Cash Equivalents. The Company considers all short-term securities purchased with a maturity of three months or less to be cash equivalents.

         Concentration of Credit Risk. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At March 31, 2005 the Company had approximately $239,556 in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

         Inventory. The Company's inventory is stated at the lower of cost (first-in, first-out) or market (net realizable value), and consists of the following at March 31, 2005:

             Equipment and furniture products                $ 195,962
             Cable and supplies                                 11,144
             Retail displays                                   168,217
                                                               -------
                                                             $ 375,323
                                                               =======

         Depreciation and Fixed Assets. The cost of property and equipment is depreciated over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the length of the related leases or the estimated useful lives of the assets. Depreciation is computed using the straight-line method. The estimated useful lives are as follows:

             Computer equipment                              3 years
             Office equipment                                5 years
             Office furniture                                7 years
             Vehicles                                        5 years
             Leasehold improvements                     3 to 7 years

                    THEATER XTREME ENTERTAINMENT GROUP, INC.
                (FORMERLY KNOWN AS BF ACQUISITION GROUP II, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Long-lived Assets. The Company follows SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the excess of the asset's carrying amount. Fair value of the asset and long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. The Company is not aware of any events or circumstances which indicate the existence of an impairment which would be material to the Company's annual financial statements.

         Revenue Recognition. Retail sales include all sales from Company-owned design center(s). Substantially all earned revenue during the nine months ended March 31, 2005 is retail sales. Such sales normally represent both the sale and installation of home-theater equipment. Revenue is recognized on such sales when the equipment is delivered and the installation is substantially completed. Generally these events occur on the same date. Customer deposits on orders which are not completed are shown as deferred revenue. Also included in deferred sales is an amount which represents the unexpired portions of customer extended service contracts. In addition, the Company has deferred revenues from the sales of its first two franchises. Such revenues will be recognized when the Company has substantially completed its obligations to these franchisees. The following is a summary of orders and retail sales for the nine months ended March 31, 2005:




                 Customer orders                                               $ 2,433,364
                 Increase in unfinished orders                                    (513,875)
                 Retail sales (recognized)                                     $ 1,919,489
                                                                               ===========

                 Customer deposits, deferred retail sales                      $   446,988
                 Balances due on unfinished orders                                 420,243
                 Less unfinished orders at June 30, 2004                          (353,356)
                 Increase in unfinished orders                                 $   513,875
                                                                               ===========

         The following is a summary of amounts included in deferred sales at March 31, 2005:

                 Deferred retail sales                                         $   432,693
                 Deferred service contracts                                         14,295
                 Customer deposits, deferred retail sales                          446,988
                 Deferred franchise sales                                           50,000
                 Total deferred sales                                          $   496,988
                                                                               ===========



         Loss Per Share. The Company follows SFAS 128, "Earnings Per Share," resulting in the presentation of basic and diluted earnings (loss) per share. The basic loss per share calculations include the change in capital structure which resulted from the merger for all periods presented. For the three months ended March 31, 2005 and 2004, the basic and diluted loss per share are the same, because the assumed conversion of the convertible notes payable would be antidilutive as the Company experienced a net losses for these periods.

                    THEATER XTREME ENTERTAINMENT GROUP, INC.
                (FORMERLY KNOWN AS BF ACQUISITION GROUP II, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Income Taxes. The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

         Shipping and Handling Fees and Costs. The Company classifies shipping and handling costs as part of selling and administration expenses. Shipping and handling costs were $5,734 and $11,001, and $1,174 and $1,304 for the three and nine month periods ended March 31, 2005 and 2004.

         Advertising Costs. Advertising and sales promotion costs are expensed as incurred. Advertising expense totaled $74,568 and $189,595, and $25,450 and $97,498 for the three and nine month periods ended March 31, 2005 and 2004.

         Store Opening Costs. Store opening costs and other start-up costs are expensed as incurred.

Note 2:  Reverse Merger

         Effective February 11, 2005 Theater Xtreme Entertainment Group, Inc. completed its merger, which was treated as a reverse acquisition. The following pro forma consolidated statement of operations assumes the merger was effective July 1, 2004.

                                   For the Nine
                                  Months Ending
                                  March 31, 2005
                                  --------------
Net Sales                          $ 1,919,489
                                   ===========
Net Loss                            (1,209,062)
                                   ===========
Basic and Diluted Loss Per Share   $     (0.11)
                                   ===========

Note 3:  Due to Officers

         The balance of $6,058 at March 31, 2005 represents accrued compensation due to an officer of the Company.

Note 4:  Property and Equipment

         Property and equipment consist of the following at March 31, 2005:

Vehicles                   $  69,312
Equipment and computers       59,171
Leasehold improvements       153,131
                           ---------
                             218,614
Accumulated depreciation     (52,946)
                           ---------
                           $ 228,668
                           =========



                    THEATER XTREME ENTERTAINMENT GROUP, INC.
                (FORMERLY KNOWN AS BF ACQUISITION GROUP II, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Depreciation expense was $14,508 and $37,951, and $3,756 and $7,356 for the three and nine month periods ended March 31, 2005 and 2004.

Note 5:  Long-term Liabilities and Notes Payable

        Long-term debt consists of the following at March 31, 2005:

                 Note     Payable to bank, in monthly installments of $349,
                          including interest at 7.25%,
                          secured by vehicle                                          $   13,709

                 Note     Payable to bank, in monthly installments of $402,
                          including interest at 7.25%.
                          secured by vehicle                                              15,508

                 Note Payable to bank, in monthly installments
                          of $539, including interest at 7.99%
                          secured by vehicle                                              25,503

                 Capitalized lease with monthly payments of $34
                          and imputed interest at 10% through
                          July 2008                                                        1,158
                                                                                      ----------
                                                                                          55,878

                          Less current portion                                           (15,892)
                                                                                      ----------

                 Notes Payable, net of current portion                                $   39,986
                                                                                      ==========



         Future maturities of long-term debt as of March 31, 2005 are as follows:

                        Year ending June 30, :
                        ----------------------
                                 2005                          $  5,067
                                 2006                            12,472
                                 2007                            13,448
                                 2008                            14,505
                                 2009                            10,386
                                                               --------
                                                               $ 55,878

         Also included in long-term liabilities are unsecured, promissory notes payable of $533,500, due within 90 days, interest at 8%, the principal and interest of which are both convertible into common stock at a conversion rate of $0.35 per share. Management expects the holders of these notes to convert the entire amount due into common stock as these notes mature.

         The Company incurred interest costs of $9,756 and $24,340, and $312 and $312 in the three and nine month periods ended March 31, 2005 and 2004. Of these amounts, $8,682 will be paid by the issuance of common stock for the three and nine month periods ended March 31, 2005.

                    THEATER XTREME ENTERTAINMENT GROUP, INC.
                (FORMERLY KNOWN AS BF ACQUISITION GROUP II, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 6: Lease Commitments

         The Company leases its corporate offices, warehouse and retail design centers for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2010 and provide for renewal options ranging from none to five years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. The leases provide for increases in future minimum annual rental payments based on defined increases in the Consumer Price Index, subject to certain minimum increases. Also, the agreements generally require the Company to pay executory costs (real estate taxes, insurance, and repairs or allocated common area charges).

         The company also has operating leases on vehicles with monthly payments of $350.

         The following is a schedule by year of future minimum rental payments required under the operating lease agreements:

                Year ending June 30, :
                         2005                          $ 34,020
                         2006                           132,184
                         2007                           115,771
                         2008                            89,018
                         2009
                      thereafter                         70,289
                                                       --------
                                                       $532,590
                                                       ========

         Total minimum lease payments do not include executory costs, common area charges, or increases measured by consumer price or other index changes.

         Rent expense charged to operations was $40,904 and $108,557, and $19,625 and $22,703 for the three and nine month periods ended March 31, 2005 and 2004.

Note 7:  Common Stock

         In February 2005 the Company issued 675,000 shares for services valued at $236,250.

Note 8:  Income Taxes

         Deferred income taxes reflect the net effect of an operating loss carryforward. There are no significant temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

         The components of the deferred assets are as follows at March 31, 2005:

             Net operating loss carryforward              $ 488,000
             Less valuation allowance                      (488,000)
                                                          ---------

                                                          $       0
                                                          =========

                    THEATER XTREME ENTERTAINMENT GROUP, INC.
                (FORMERLY KNOWN AS BF ACQUISITION GROUP II, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

         A valuation allowance was required since the ultimate realization of deferred tax assets is dependent upon future taxable income and management believes that it is more likely than not that the deferred tax asset will not be realized through future taxable income. There is no income tax benefit for the losses for the three months and nine months ended March 31, 2005 and March 31, 2004, since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

         At March 31, 2005, the Company had a net operating loss carryforward of approximately $1,356,000 which if not used will expire in the fiscal year ending June 30, 2026.

Note 9:  Subsequent Events

         On April 26, 2005 the Company began offering up to 2,900,000 shares of its common stock at a purchase price of $0.35 per share. Management expects this issue to be fully subscribed. Net proceeds are expected not to exceed $970,000 of which $533,500 represents the amounts of convertible notes payable at March 31, 2005.

         On April 8, 2005 the Company issued 787,200 shares of common stock for services provided to the Company. These services were valued at $0.35 per share. Of these shares, $232,925 was charged as selling, general and administrative expenses for the nine months ended March 31, 2005. This amount represents the value of 665,500 of this common stock subsequently issued. This amount is included in accounts payable and accrued expenses at March 31, 2005.

         On April 5, 2005 the Company adopted the 2005 Stock Option Plan. The Plan is designed to help the Company attract, motivate and retain the quality employees necessary to successfully execute the Company's business plan. The Plan allocates up to 1,400,000 shares of common stock as incentive compensation to employees and directors. Pursuant to this Plan, on April 12, 2005 the Company announced grants of 730,000 options to employees and 150,000 options to directors, all at an exercise price of $0.35 per share.

         On April 25, 2005 the Company entered into a 5 year lease, with two optional five year renewal terms for commercial retail space for the Company's third design center or retail store in Bel Air, Maryland. Management expects to open this design center in the quarter ending September 30, 2005.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Forward-Looking Information

         The following Management's Discussion and Analysis should be read in conjunction with our unaudited financial statements and notes for the nine month period ended March 31, 2005 included herein and our audited financial statements and notes for the year ended June 30, 2004 included in our Amended Report on Form 8-K filed with the Securities and Exchange Commission.

         This discussion and other sections of this Quarterly Report contain, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements expressed or implied by these forward-looking statements to differ materially from such forward-looking statements. The forward-looking statements included in this report may prove to be inaccurate. These statements are based on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside our control. Actual results may differ materially from such statements for a number of reasons, including the effects of regulation and changes in capital requirements and funding. In light of the significant uncertainties inherent in these forward-looking statements, you should not consider this information to be a guarantee by us or any other person that our objectives and plans will be achieved. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results (expressed or implied) will not be realized.

Overview

         Theater Xtreme Entertainment Group, Inc. (the "Company") is a retail store and franchise marketing company targeted to take advantage of a new market category: affordable large format home theater design and installation. Industry trends suggest that the home theater projection market will experience significant growth in the next several years.

         Our first retail store or "design center" was opened September 1, 2003 and was built to resemble an actual movie theater. A separate distribution center, warehouse and administrative office facility was opened in February 2004 in Newark, Delaware. This multi-purpose facility will provide installations and service, warehousing and product distribution, and other retail support services to a cluster of company-owned design centers in contiguous and surrounding areas. Our second company-owned design center was opened in August 2004 in Wilmington, Delaware. We have recently signed a lease for our third company-owned design center which will open later this year in Bel Air, Maryland. Additional company-owned design centers in this initial geographic area are anticipated.

         In September 2004, Theater Xtreme sold its first franchise which is scheduled to open in Wilkes Barre, Pennsylvania in 2005. In October 2004, Theater Xtreme sold its second franchise which will open in May 2005.

         On February 11, 2005, Theater Xtreme, Inc. merged with and into BF Acquisition Group II, Inc., a Florida corporation. The merged entity changed its name to Theater Xtreme Entertainment Group, Inc., with its principal offices located at 250 Corporate Blvd., Suites E & F, Newark, DE 19702. The following discussion refers to Theater Xtreme, Inc. for all periods prior to the effective date of the merger and to the combined company, Theater Xtreme Entertainment Group, Inc., thereafter.

         The Company has a limited operating history for evaluating trends and seasonality.

Results of Operations

         Because we are in a startup stage, it is difficult to forecast revenues, expenses and losses accurately, or to produce same period results which are comparable to similar periods in the previous fiscal year. As our design centers mature and the number of company-owned design centers increases, we believe that we will begin to produce more predictable and comparable operating results.

         Overall, the Company has emphasized the importance of acquiring and developing the requisite management team and administrative infrastructure and capacity necessary to implement the Company's business plan. Accordingly, the Company has expended and will continue to expend significant resources in acquiring the personnel, capabilities and facilities needed not only to operate our present and future retail design centers, but also to establish the foundation necessary to create a national organization, capable of capitalizing on the anticipated growth in the home theater market. As an example, we estimate that 14 of our 27 current employees are above and beyond the staffing level required effectively to operate our existing two design centers.

         Our single store results for the year ended June 30, 2004 were over 170 projection system orders with an average order price of $6,500.

Results of Operations for the three months ended March 31, 2005 compared to the three months ended March 31, 2004

         For the three months ended March 31, 2005 we had total new customer orders of $994,364 which represents 103 projection systems with an average order price of $9,654. For the three months ended March 31, 2004 we had total new customer orders of $319,601 which represents 40 projection systems with an average order price of $7,990.

         The increase in the number of systems and total customer orders sold is directly related to the opening of our second design center in Wilmington Delaware. However, as the first two design centers complement each other by better serving a single, expanded market, the growth effect of this second design center is less than would be expected had it been located in a geographic area farther away from our first design center.

         Recognized sales for the three months ended March 31, 2005 were $827,197 compared to $245,845 for the three months ended March 31, 2004. Gross profit amounts and percentages were $398,518 and 48% for the three months ended March 31, 2005 as compared to $81,610 and 33% for the three months ended March 31, 2004. The increase in sales reflects the addition of our second design center, whereas the fluctuation in gross profit percentages is more reflective of the nature of our operations in this startup stage.

         Occupancy expenses for the three months ended March 31, 2005 were $53,501 compared to $25,133 for the three months ended March 31, 2004. The increase is directly related to the opening of the second design center and to the multi-purpose facility which was open for only two of the three months ended March 31, 2004.

         Selling, general and administrative expenses for the three months ended March 31, 2005 were $1,043,063 compared to $166,940 for the three months ended March 31, 2004. The increase relates to additional personnel and operating costs expanding operations toward creating a national organization. These expenses for the three months ended March 31, 2005 include legal, accounting, promotional and other costs of $542,221 related to the merger and to becoming a reporting company under the Securities Exchange Act of 1934. Additionally, $10,800 was expended for an architectural prototype for new design centers, and $10,500 was expended to launch our franchise sales program with a national brokerage firm. As described in the attached notes to the financial statements, portions of this increase in selling, general and administrative expenses for the three months ended March 31, 2005 were non-cash transactions, funded by the issuance of common stock.

Results of Operations for the nine months ended March 31, 2005 compared to the nine months ended March 31, 2004

         Because we are in a startup stage, period-to-period comparisons of our operating results may not be meaningful. We generate increased revenues in future periods due to the increase in company-owned design centers and increased franchising and distribution activities. We also expect to experience increased operating costs in future periods due to our commitment to develop our retail, franchising, and distribution operations on a regional and national scale.

         For the nine months ended March 31, 2005 we had total new customer orders of $2,367,164 which represents 249 projection systems with an average order price of $9,506. For the nine months ended March 31, 2004 we had total new customer orders of $813,206 which represents 121 projection systems with an average order price of $6,720.

         The increase in the number of systems and total customer orders sold is related to the opening of our second design center and to our first design center operating for the full nine months in comparison to only seven months in the previous year.

         Recognized sales for the nine months ended March 31, 2005 were $1,919,489 compared to $467,201 for the nine months ended March 31, 2004. Gross profit amounts and percentages were $797,530 and 42% for the nine months ended March 31, 2005 and $159,814 and 34% for the nine months ended March 31, 2004. The increase in sales reflects the addition of our second design center and the full period operation of our first design center. The fluctuation in gross profit percentages is more reflective of the nature of our operations in this startup stage. Management expects to maintain the current gross profit percentage for the remainder of the current fiscal year.

         In the nine months ended March 31, 2005 we collected $50,000 in non-refundable, initial franchise license fees. This amount has been deferred at March 31, 2005 and will be recognized as earned revenue in the period when the franchise stores open. There were no franchise license fees collected or recognized as revenue in the nine months ended March 31, 2004.

         Occupancy expenses for the nine months ended March 31, 2005 were $153,346 compared to $33,144 for the nine months ended March 31, 2004. The increase relates to the opening of the second design center, and the full period operations of the first design center, which was open for only seven of the nine months ended March 31, 2004, and the multi-purpose facility which was open for only two of the nine months ended March 31, 2004.

         Selling, general and administrative expenses for the nine months ended March 31, 2005 were $1,680,216 compared to $304,811 for the three months ended March 31, 2004. The increase relates to the additional personnel and other operating costs of implementing the Company's business plan, and to additional cash and non-cash expenses related to the merger and to becoming a publicly registered company.

Liquidity
---------

         The Company increased its cash position by $220,328 from $119,228 at June 30, 2004 to $339,556 at March 31, 2005. This increase results primarily from proceeds from the issuance of common stock and from current borrowings which, in the opinion of management, will be converted by lenders into common stock within the following fiscal quarter. The increase in cash from these proceeds was reduced by the amounts of our net loss for the nine months ended March 31, 2005.

         Working capital at March 31, 2005 was a deficit of $(218,778), representing a decrease of $(235,387) from the working capital amount at June 30, 2004. This decrease results from our net loss for the nine months ended March 31, 2005 offset by non-cash expenses of $241,593 which are accrued and included in accounts payable and accrued expenses at March 31, 2005 and which will be paid by the issuance of common stock in the following fiscal quarter.

         Subsequent to March 31, 2005, the Company began offering up to 2,900,000 shares of its common stock at a purchase price of $0.35 per share. Management expects this issue to be fully subscribed. Net proceeds are expected not to exceed $970,000 of which approximately $533,500 will be used to retire outstanding short-term notes payable. After retirement of these notes, the Company expects that it will have net proceeds from the sale of this offering in an amount approximating $436,500.

         Our cash flow from operations since inception has been and continues to be negative. We continue to expand our revenues by increasing the number of company-owned design centers and by selling additional franchises and increasing our product distribution network to franchisees.

         Future capital requirements and the adequacy of available funds will depend on numerous factors and risks, including the successful expansion and increase in the number of company-owned retail design centers, the sale of Company franchises on a national level, the successful development of internally branded products for distribution to franchisees, and the results of risks associated with our ability to establish meaningful consumer market identification, branding and penetration, our ability to adapt to rapid technological changes, and our ability to successfully compete against intense competitive pressures from potentially larger, better capitalized future competitors when such enter our market segment. Further, the Company's results of operations and resulting capital requirements will be impacted by a wide variety of additional factors and risks including, but perhaps not limited to general economic conditions, decreases in average selling prices over the life of any particular product, new product and technology introductions, the ability to acquire sufficient quantities of a given product in a timely manner, the ability to develop and maintain critical strategic supply and co-marketing relationships and the ability to safeguard intellectual property.

         In the event our plans change or our assumptions change or prove to be inaccurate or the funds available prove to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, problems or otherwise), we could be required to obtain additional funds through equity or debt financing, through strategic alliances with corporate partners and others, or through other sources in order to successfully continue to implement our business strategies.

         We do not have any committed sources of additional financing, and there can be no assurance that additional funding, as necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to further delay, scale back, or eliminate certain aspects of our business plan or current operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to surrender rights to Company methods, technologies, product development projects, certain products or existing markets. If adequate funds are not available, our business, financial condition, and results of operations will be materially and adversely affected.

         We have plans to increase the number of employees and/or independent contractors we employ at this time contingent upon our ability to have sufficient funds to continue to implement our business strategies. We anticipate significant additional capital expenditures during the coming year in connection with the costs of increasing the number of company-owned design centers, the anticipated cost of expanding and replicating the multi-purpose facility, and the costs of implementing and possibly manufacturing Company branded products for distribution to franchisees and directly to retail customers.

         Our current policy is to invest our cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, U.S. government instruments or other investment-grade instruments.

         There can be no assurance that we will be able to successfully implement our business strategies or that profitability will ever be achieved. We expect that our future operating results will fluctuate significantly from year to year and will be impacted by factors beyond our control.

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

                                     PART II
                                OTHER INFORMATION

Item 6.  Exhibits

                                  EXHIBIT INDEX

        Exhibit               Description of Exhibit
        -------   --------------------------------------------------------------

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


                    THEATER XTREME ENTERTAINMENT GROUP, INC.


May 16, 2005                                   By:    /s/ Scott R. Oglum
                                                   -----------------------------
                                                     Scott R. Oglum
                                                     Chairman of the Board and
                                                     Chief Executive Officer

                                               By:    /s/ Dale E. Gravatt
                                                   -----------------------------
                                                     Dale E. Gravatt
                                                     Chief Financial Officer