Form 10KSB
period 2005-06-30
THEATER XTREME ENTERTAINMENT GROUP, INC
filed 2005-10-12
CIK 1089775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to _________

Commission file number: 0-26845

THEATER XTREME ENTERTAINMENT GROUP, INC. (Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0913583 (I.R.S. Employer Identification No.)

250 Corporate Boulevard, Suite E&F Newark, Delaware (Address of principal executive offices)	19702 (Zip Code)

Registrant’s telephone number, including area code:	(302) 455-1334

Securities registered under Section 12(b) of the Exchange Act:	Title of Class	Name of each exchange on which registered
	Common Stock, par value $.001 per share	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State issuer’s revenues for its most recent fiscal year $2,822,871

As of September 30, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,978,600. Such aggregate market value was computed by reference to the most recent equity offering dated April 26, 2005.

As of September 30, 2005, 16,881,097 shares of the registrant’s Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format. Yes [  ] No [X]

i

PART I

 ITEM 1. DESCRIPTION OF BUSINESS

Theater Xtreme Entertainment Group, Inc. (the “Company”) is a retail store and franchise marketing company engaged in retail sales and distribution through the operation of its home cinema design centers, the sale of franchise stores and wholesale product distribution to franchisees.

The Company’s design centers focus on the sale and installation of affordable large screen front projection in-home cinema rooms comprised of video and audio home theater components. A majority of its home theater systems are installed on-site at customer homes, with screen sizes ranging from 80 inches to over 12 feet. The Company also sells theater seating, interior décor items, accessories and its proprietary digital theater management system called OneView™. The Company targets its home theater system marketing toward a larger consumer base than traditional custom home theater companies and focuses on lower retail price points in a store setting where customers can easily and readily encounter the complete home theater experience in a number of home settings.

Retail pricing of the Company’s video systems starts at under $3,000 per system and are comprised of components from manufacturers such as Infocus®, Klipsch, Polk Audio, Bose, Denon, and Marantz. Not all stores carry all products. A basic home theater system might include a 92” screen, ceiling mounted projector, and cabling, all of which would be installed by the Company at the customer’s choice of location. Video systems are sold as cinema packages and are branded under theater names, such as “The Rialto,” “The Majestic,” “The Palace,” and “The Grand.”

The Company’s first retail store or “design center” opened on September 1, 2003 in Newark, Delaware and was built to resemble an actual movie theater. A separate distribution center, warehouse and administrative office facility opened in February 2004 also in Newark, Delaware. This multi-purpose facility will provide installation and service, warehousing and product distribution, and other retail support services to a cluster of company-owned design centers in contiguous and surrounding areas. The second company-owned design center opened in August 2004 in Wilmington, Delaware and a third company-owned design center opened in September 2005 in Bel Air, Maryland. The Company anticipates that it will open additional company-owned design centers in the Mid-Atlantic region in the future.

In early 2005 the Company began to consider changes to the layout of its design centers and engaged the services of an architectural design firm to reconfigure store layouts and establish a more sophisticated appearance to support its brand image and create a more dramatic retail store atmosphere. While the Company is still considering certain design center enhancements, two new stores feature the redesigned layout -- one company-owned store located in Bel Air Maryland, and one franchisee-operated store located in Auburn Hills, Michigan.

The sale of franchises is integral to the Company’s success. The Company has sold four franchises through June 30, 2005, the first of which opened in May, 2005 in East Longmeadow, Massachusetts. Other franchised design centers are planned for opening dates in the months of September through December, 2005, and in early 2006. Management expects to expand its franchising activities in 2006 significantly. These and future franchised retail design centers will generally reflect enhanced physical layouts and may incorporate other refinements or modifications depending on the store’s physical characteristics.

Also key to the Company’s success is the franchisees’ use and application of the Company’s franchise “system” that is designed to provide customers with a consistent and exciting store experience, reduce the time it takes to quote custom installation products, and improve the closing rate of the sales staff.

To accomplish these goals, the franchise “system” involves the storewide integration of tour demonstration procedures and an activity management system called SellX™. The Company’s “system” shuns the typical retail response “May I help you” in favor of a well defined store tour. After the tour, customers are taken to a design center workstation, integrated into a web-based activity management system. At the workstation the design consultant provides customers with a sales quote. Once a quote is completed, subsequent customer contact is automated, with each design consultant receiving daily instructions following a prescribed marketing and fulfillment strategy. In addition, targeted customer e-mail correspondence maintains contact with all store visitors on an ongoing basis. Home theater component products for franchisee fulfillment are ordered at the time of sale and inventory levels are thereby minimized. The Company believes that its franchise “system” is truly unique within the audio-video industry.

Another component of the Company’s strategic expansion is increased distribution of targeted private label products. In 2006, the Company plans to expand its current private-label distribution efforts to include audio visual furniture and interior décor elements along with additional private-label accessories. During the past year, the Company was successful in negotiating with certain vendors for production of its private-label products. Seating and décor products are now branded under the RowOne ™ trademark. The Company plans to expand its private label branding program to include additional products.

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

The Company has a limited operating history for evaluating trends and seasonality. The Company’s competition comes from existing audio/video dealers, custom audio/video installation companies, regional and national audio/video and general merchandise chain stores, furniture dealers and computer stores. Although the Company markets its private-label theater seating under the RowOne™ brand, other seating, including theater seating, can be found at furniture dealers. Theater seating available at competitive stores and outlets is generally limited to a few styles and selections. The Company’s design centers feature six different seating styles and over 20 color selections. Audio/video products and components comprising the Company’s home theater systems are available from numerous manufacturers and are sold through local authorized specialty stores and regional and national chain stores and outlets. Some manufacturers may place restrictions on certain categories of distribution, notably online sales, the number of authorized dealers and may establish minimum advertised pricing points for certain products. The Company chooses its manufacturers and product offerings based on manufacturer distribution strategy, quality of product offerings and advantages that manufacturers would offer to custom retail stores.

Although the Company believes that few competitive outlets showcase their product offerings and selections in a manner similar to the Company’s design centers, there can be no certainty that other stores will not expand their selections and floor spacing to include similar product offerings, product displays and installation services.

As of June 30, 2005, the Company had 26 full-time employees and no part-time employees.

Available Information

For more information about us, visit our web site at www.theaterxtreme.com. Our electronic filings with the U.S. Securities and Exchange Commission (including our Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, and Current Reports on Form 8-K, and any amendments to these reports) are available free of charge at www.sec.gov. The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

RISK FACTORS

Investing in our securities involves a material degree of risk. Before making an investment decision, you should carefully consider the risk factors set forth below.

Limited Company History

Theater Xtreme Entertainment Group, Inc. is the successor by merger to Theater Xtreme, Inc., which was formed in 2003 and accordingly, the Company has only a limited history upon which an evaluation of its prospects and future performance can be made. The Company’s operations are subject to all business risks associated with new enterprises. The likelihood of the Company’s success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the establishment and expansion of a business, operation in a competitive industry, and the continued development of advertising, promotions, and a corresponding customer base. There is a possibility that the Company could sustain losses in the future. There can be no assurances that Theater Xtreme Entertainment Group, Inc will operate profitably.

Inadequacy of Funds

Theater Xtreme Entertainment Group, Inc. had a working capital deficit of $216,790 at June 30, 2005 and sustained a net loss of $1,532,685 for the twelve months then ended. If the Company does not raise a sufficient amount of capital, it may not have the ability to remain in business until such time (if ever) when it becomes profitable.

On April 26, 2005, the Company began offering up to 2,900,000 shares of its common stock at a purchase price of $0.35 per share. Management expects this issue will be fully subscribed. The shares of the Company’s common stock are to be issued in reliance upon exemptions from registration available under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, and are “restricted securities.” Management believes that the proceeds from the Offering will capitalize and sustain the Company sufficiently to allow for the continued development and improvement of the franchise program and for retail center growth, the implementation of a marketing campaign, and distribution of the Company’s products for a certain period of time.

The Company has reserved the right to offer the shares at a later date for a sale price greater than $0.35 per share as well as the right to increase the number of shares of its common stock under the offering. On October 10, 2005, the Company utilized that right and increased the Offering by 714,285 shares at a purchase price of $0.35 per share, for an additional $250,000 of proceeds. See “Management’s Discussion and Analysis or Plan of Operation.”

Dependence on Management

In the early stages of development the Company’s business will be significantly dependent on the Company’s Management team. The Company’s success will be particularly dependent on Scott Oglum, President, the Company’s chief executive officer, founder of Theater Xtreme Entertainment Group, Inc. and developer of the Company’s operations, business plans, and manager of the business. The loss of this individual could have a material adverse effect on the Company. See “Executive Officers of Theater Xtreme.”

Risks Associated with Expansion

The Company plans on expanding its business through both expansion of its corporate stores and franchises. Any expansion of operations the Company may undertake will entail risks, such actions may involve specific operational activities which may negatively affect the profitability of the Company. Consequently, shareholders must assume the risk that (i) such expansion may ultimately involve expenditures of funds beyond the resources available to the Company at that time, and (ii) management of such expanded operations may divert Management’s attention and resources away from its existing operations, all of which factors may have a material adverse effect on the Company’s present and prospective business activities.

Customer Base and Market Acceptance

Although Theater Xtreme Entertainment Group, Inc. believes it can develop the retail design store and franchise expansion program, and develop a new store base through the marketing of the franchise opportunity, the inability of the Company to develop such a franchise base could have a material adverse effect on the Company. Although Theater Xtreme Entertainment Group, Inc. believes that its market timing and the attractiveness of its franchise opportunity compared to that of alternative companies and products is competitive, no assurance can be given that Theater Xtreme Entertainment Group Inc.’s, products and e-commerce web site will attain a degree of market acceptance on a sustained basis or that it will generate revenues sufficient for sustained profitable operations.

Competition

To the knowledge of Management, competition for our type of franchise operation is non-existent. The sale of home theater systems (including projection systems) is currently handled by established specialty dealers and some well established mass merchants, internet dealers, and custom installation dealers which focus on the upscale marketplace.

Although there does exist some current competition, Management believes that the Theater Xtreme Entertainment Group marketing program is unique in nature and the expertise of Management combined with the innovative nature of its product matrix and its sophisticated web site will set Theater Xtreme Entertainment Group apart from its competitors. There is the possibility that new competitors could seize on Theater Xtreme Entertainment Group’s product ideas and business model and produce competing stores with similar product matrixes. Likewise, these new competitors could be better capitalized than Theater Xtreme Entertainment Group which could give them a significant advantage. There is the possibility that the competitors could capture significant market share of Theater Xtreme Entertainment Group’s intended market.

General Economic Conditions

The financial success of the Company may be sensitive to adverse changes in general economic conditions in the United States, such as recession, inflation, unemployment, and interest rates. Such changing conditions could reduce demand in the marketplace for the Company’s products and services. Management believes that the niche products and the extensive product line of Theater Xtreme Entertainment Group will insulate the Company from excessive reduced demand. Nevertheless, Theater Xtreme Entertainment Group has no control over these changes.

Trend in Consumer Preferences and Spending; Possible Fluctuations in Operating Results

The Company’s operating results may fluctuate significantly from period to period as a result of a variety of factors, including purchasing patterns of customers, competitive pricing, debt service and principal reduction payments, and general economic conditions. There is no assurance that the Company will be successful in marketing any of its products or that the revenues from the sale of such products will be significant. Consequently, the Company’s revenues may vary by quarter, and the Company’s operating results may experience fluctuations.

Unanticipated Obstacles to Execution of the Business Plan

The Company’s business plans may change significantly. Many of the Company’s potential business endeavors are capital intensive and may be subject to statutory or regulatory requirements. Management believes that the Company’s chosen activities and strategies are achievable in light of current economic and legal conditions with the skills, background, and knowledge of the Company’s principals and advisors. Management reserves the right to make significant modifications to the Company’s stated strategies depending on future events.

Control by Management

As of September 30, 2005, the Company’s officers and directors owned approximately 50% of the Company’s outstanding shares. Upon completion of the private placement of 3,614,285 shares (as increased on October 10, 2005) (assuming all offered shares are sold), the Company’s officers and directors will continue to own approximately 48% of then issued and outstanding shares, and may be able to elect all of the directors and continue to control Theater Xtreme Entertainment Group, Inc. Following the conversion of their outstanding options, the officers and directors will own approximately 49% of the then issued and outstanding shares. Investors may own a minority percentage of the Company’s common stock and will have minority voting rights. Investors may not have the ability to control either a vote of the Company’s shareholders or Board of Directors.

No Assurances of Protection for Proprietary Rights; Reliance on Trade Secrets

In certain cases, the Company may rely on trade secrets to protect proprietary technology and processes which the Company has developed or may develop in the future. There can be no assurances that secrecy obligations will be honored or that others will not independently develop similar or superior technology. The protection of proprietary technology through claims of trade secret status has been the subject of increasing claims and litigation by various companies both in order to protect proprietary rights as well as for competitive reasons even where proprietary claims are unsubstantiated. The prosecution of proprietary claims or the defense of such claims is costly and uncertain given the uncertainty and rapid development of the principles of law pertaining to this area. The Company, in common with other firms, may also be subject to claims by other parties with regard to the use of technology information and data which may be deemed proprietary to others.

 ITEM 2. DESCRIPTION OF PROPERTY

The Company leases its corporate offices, warehouse and retail design centers for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2010 and provide for renewal options ranging from none to five years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.

 ITEM 3. LEGAL PROCEEDINGS

None.

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF OUR SECURITY HOLDERS

On April 5, 2005, stockholders holding a majority of the shares of the Company’s common stock approved the adoption of the 2005 Stock Option Plan (the “Plan”). The Plan is designed to help the Company attract, motivate and retain the quality employees necessary to successfully execute the Company’s business plan. The Plan allocates up to 1,400,000 shares of common stock as incentive compensation to employees and directors.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information with respect to the executive officers of the Company as of October 10, 2005.

Name	Age	Position with the Company

Scott R. Oglum	49	Chairman, President, Chief Executive Officer, Treasurer and Director
Justin Schakelman	29	Corporate Vice President - Marketing, Communications and Training, Secretary and Director
Ken Warren	46	Executive Vice President - Franchising

Scott R. Oglum is Chairman, President, Chief Executive Officer and the founder of the Company and has a background in franchise sales and marketing, having developed the Second Source Computer Center franchise organization in the early 1990’s. Mr. Oglum started Second Source Computer Center in October 1988 and was the owner of that business, until it was sold in February, 2004. Mr. Oglum has served as the chief executive officer of the Company since its inception in September, 2003 as Theater Xtreme, Inc. Prior to 1988, his background was managing computer franchise stores on the East coast and Texas, working for Entre Computer Center. Mr. Oglum’s educational background includes his undergraduate degree earned at the University of Wisconsin - Madison, where he also attended the Graduate School of Business.

Justin Schakelman is Corporate Vice President - Marketing, Communications and Training and has served in that capacity since February 11, 2005, upon consummation of the merger between Theater Xtreme, Inc. and BF Acquisition Group II, Inc. He was elected as a director in 2005. From September 2003 until February 11, 2005, Mr. Schakelman was employed by the Company’s predecessor, Theater Xtreme, Inc. Mr. Schakelman served as a non-compensated employee until January 2005. From September 2001 until May 2004, he pursued a doctorate in educational technology at the University of Delaware, and from September 1997 until May 2001, he attended Shippensburg University in Shippensburg, Pennsylvania. Mr. Schakelman is Mr. Oglum’s step-son.

Ken Warren is Executive Vice President - Franchising and has served in that capacity, previously Director - Franchising, since February 11, 2005, upon consummation of the merger between Theater Xtreme, Inc. and BF Acquisition Group II, Inc. From January 2004 until the Merger, he served as Vice President of Theater Xtreme, Inc. From November, 1999 to December, 2003, Mr. Warren served as General Manager of Outten Brothers Furniture located in Dover, Delaware. He has a 20 year background in sales and management, having worked in the automotive, furniture and computer industries. His expertise is in operating efficiencies and sales management. He attended Washington State University where he specialized in business administration.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is not currently trading. As of September 30, 2005, our common stock was held by 139 holders of record.

We have never paid dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

On April 26, 2005, the Company began offering up to 2,900,000 shares of its common stock at a purchase price of $0.35 per share. Management expects this issue to be fully subscribed. The shares of the Company’s common stock were issued in reliance upon exemptions from registration available under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, and are “restricted securities.” On October 10, 2005, the Company increased the offering by 714,285 shares.

No underwriters or agents were involved in the foregoing issuance and no commission or other remuneration was paid or given directly or indirectly by the Company.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related Notes to such Consolidated Financial Statements also included in this Form 10-KSB. Some of the information that follows does not constitute historical fact but merely reflects our intent, belief or expectations regarding the anticipated effect of events, circumstances and trends. Such statements should be considered as forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations. Factors that might cause or contribute to differences between our expectations and actual results include:

•	our ability to obtain the franchise growth and profitability as anticipated by Management;
•	our ability to maintain margin and sales growth rate;
•	our ability to attract and retain quality employees;
•	the effect of changing economic conditions;
•	our ability to obtain adequate debt financing, the proceeds of which would be used principally to fund the opening of additional stores and for working capital
•	continued demand for our products and services; and
•	our ability successfully to compete with competitors in our industry.

The listing of factors is not intended to include all potential risk factors. The Company makes no commitment to update these factors or to revise any forward-looking statements for events or circumstances, occurring after the statement is issued, except as required by law.

Results of Operations

Because the Company is in a startup stage, it is difficult to forecast revenues, expenses and losses accurately, or to produce same period results which are comparable to those of similar periods in the previous fiscal year. As its design centers mature and if the number of Company-owned design centers increases, the Company believes that it will begin to produce more predictable and comparable operating results.

The following table sets forth selected financial information for the periods indicated:

	Year Ended	Year Ended
	June 30, 2005	June 30, 2004
Revenue:
Retail sales	$2,751,780	$933,669
Wholesale sales	44,021	-
Franchise license fees	25,000	-
Franchise royalties	2,070	-
Total revenue	2,822,871	933,669
Cost of revenues	1,710,596	606,157
Occupancy expenses	206,053	65,370
Selling, general and administrative expenses	2,409,016	554,247
Loss from operations	(1,502,794)	(292,105)
Interest income	464	1,120
Interest expense	(30,355)	(4,763)
Net loss	$(1,532,685)	$(295,748)

Basic and Diluted:
Loss Per Share	$(0.12)	$(0.04)
Weighted -average shares outstanding	12,358,814	7,996,439

Year Ended	Year Ended
June 30, 2005	June 30, 2004
Operating Data:
Company Owned:
Design Centers open at beginning of period	1	-
New Design Centers	1	1
Closed Design Centers	-	-
Design Centers open at end of period	2	1

Franshise Operations:
Design Centers open at beginning of period	-	-
New Design Centers	1	-
Closed Design Centers	-	-
Design Centers open at end of period	1	-

Total Design Centers open at end of period	3	1

Company Owned Design Centes under
Construction at end of period	1	1
Franchises sold - not yet open at end of period	4	1
	5	2

Balance Sheet Data:
Working capital (deficit)	$(216,790)	$9,835
Total assets	1,007,646	478,501
Long term debt, excluding current portion	40,614	227,482
Stockholders' equity (deficit)	31,016	(45,748)

Overall, the Company has emphasized the importance of acquiring and developing the requisite management team and administrative infrastructure and capacity necessary to implement the Company’s business plan. The Company’s business plan envisions a national company capable of effectively marketing affordable home theater solutions and other related technologies. Accordingly, the Company has expended and will continue to expend significant resources in acquiring the personnel, capabilities and facilities needed to not only operate our present and future retail design centers, but to establish the foundation necessary to create a national organization, capable of capitalizing on the significant growth anticipated in the home theater market. As an example, it is estimated that 17 of our 30 current Company employees are above and beyond the staffing level required to effectively operate our existing design centers.

Results of Operations for the year ended June 30, 2005 compared to the year ended June 30, 2004

In fiscal 2006, Management expects the sale of franchise licenses to have a positive effect upon cash flow from operations and working capital. Management also expects increased operating costs in future periods due to a commitment to develop retail, franchising, and distribution operations on a regional and national scale.

Total Revenue. Total revenue includes delivered and installed merchandise, installation and service labor, customer service revenues, earned franchise license fees and franchise royalties. Total revenue increased $1,889,202 or 202.3%, to $2,822,871 in the year ended June 30, 2005. This increase is primarily the result of revenues from the second company design center and from the commencement of franchise operations.

For the year ended June 30, 2005 the Company had total new customer orders of $3,257,602 which represents 354 projection systems with an average order price of $9,202. For the year ended June 30, 2004 the Company had total new customer orders of $1,287,025 which represents 170 projection systems with an average order price of $7,570. The increase in average orders is the result of the Company’s continued expansion of home theater design components which the Company offers to its customers.

The Company has continued to emphasize an integrated approach to home theater design which increasingly includes not only audio and video equipment and cutting edge technologies, but also complementary chairs, seating and furniture, as well as other interior design elements which taken together provide customers with integrated home theater design solutions. Of the 354 systems ordered by customers in fiscal 2005, 234 included custom installation, 265 included audio systems, and 169 included the Company’s custom OneViewTM digital media control system. These orders also included 578 chairs and home theater seating units. Management expects this trend to continue as the Company offers more complex and integrated products and services to its customers.

The increase in the number of systems and total customer orders sold is related to the opening of the Company’s second design center and to the Company’s first design center operating for the full year in comparison to ten months in the previous year.

Recognized retail sales for the year ended June 30, 2005 were $2,751,780 compared to $933,669 for the year ended June 30, 2004. This 195% increase in sales reflects the addition of the Company’s second design center and the full period operation of the Company’s first design center. In the year ended June 30, 2005, the Company recognized wholesale sales to franchisees of $44,021. Wholesale gross profit amounts and percentages were $4,402 and 10%. There were no wholesale sales for the year ended June 30, 2004.

In the year ended June 30, 2005 the Company collected $97,500 in non-refundable, initial franchise license fees. Of this amount $25,000 was recognized as earned revenues relating to the opening of the Company’s first franchise in the year ended June 30, 2005. The remainder, $72,500 is deferred as at June 30, 2005 and will be recognized as earned revenue in the period when the franchise stores open. The Company expects these stores to open in the current fiscal year. There were no franchise license fees collected or recognized as revenue in the year ended June 30, 2004. Management expects revenue and cash flow from the sale of franchise licenses to increase in the current fiscal year.

The Company’s franchise contract provides royalty payments of 4% of franchisee gross revenues. In the year ended June 30, 2005, the Company recognized franchise royalties of $2,070. No franchise royalties were recognized in the year ended June 30, 2004. Franchise royalties are expected to increase in the current year.

Cost of Sales and Gross Profit. Retail gross profit amounts and percentages were $1,080,803 and 39% for the year ended June 30, 2005 and $327,512 and 35% for the year ended June 30, 2004. The fluctuation in gross profit percentages is more reflective of the nature of the Company’s operations in this startup stage. Management expects to maintain and hopefully increase the gross profit percentage as operations expand and increase.

Occupancy Expenses. Occupancy expenses include leasing expenses for retail design centers and office and warehouse facilities, property taxes, utilities, maintenance and other related occupancy expenses. For the year ended June 30, 2005, occupancy expenses were $206,053 compared to $65,370 for the year ended June 30, 2004. The increase relates to the opening of the second design center, and the full period operation of the first design center, which was open for only ten months in the year ended June 30, 2004, and the multi-purpose facility which was open for only five months in the year ended June 30, 2004.

Selling, general and administrative expenses. Selling, general and administrative expenses include the compensation of design center personnel, the franchise sales and support operations, advertising, marketing and other merchandising expenses, finance and information systems, human resources and training operations, related support functions and executive officers. Selling, general and administrative expenses for the year ended June 30, 2005 were $2,409,016 compared to $554,247 for the year ended June 30, 2004. The increase relates to the additional personnel and other operating costs of implementing the Company’s business plan and to additional cash and non-cash expenses related to the merger and to becoming a publicly registered company.

The following describe significant components within the Company’s selling, general and administrative expenses. Personnel costs for the year ended June 30, 2005 were $967,628 compared to $305,567 for the year ended June 30, 2004. This 217% increase in personnel costs relates to efforts to hire and obtain the necessary personnel to implement the Company’s long-term business plan. These activities include the initial development of our franchise sales and support operation, the cost of opening our second Company owned design center, and other operating activities related to the Company’s growth strategy.

Advertising and promotional expenses for the year ended June 30, 2005 were $643,934 compared to $156,290 for the year ended June 30, 2004. This 312% increase reflects the addition of our second design center and the full period operation of our first design center. This increase also reflects the Company’s first significant franchise marketing costs. These costs are expected to increase in the current fiscal year.

Professional fees were $441,553 in the year ended June 30, 2005 compared to $11,237 for the year ended June 30, 2004. This substantial increase includes legal, audit and accounting, architectural, marketing, consulting, and other professional fees. A portion of these fees were related to the Company’s decision to become a publicly registered company. These costs also include the architectural design of the Company’s new retail design center prototype which will be used in future build-outs of Company-owned and franchise design centers.

Liquidity

The Company’s cash needs are primarily for working capital to support inventory and fund anticipated future net losses, and for the capital costs of expanding the number of Company-owned design centers. Additional working capital will be used to further develop the Company’s ability to significantly expand and support franchise operations.

The Company’s cash position decreased slightly from $119,228 at June 30, 2004 to $112,874 at June 30, 2005. This decrease is the result of the Company’s net loss less the additional funds provided by stockholders through the sale of common stock and proceeds of convertible notes payable, which were subsequently converted to common stock.

Working capital at June 30, 2005 was a deficit of $(216,790), representing a decrease in of $(226,625) from June 30, 2004. This decrease results from the net loss for year ended June 30, 2005.

The primary source of financing has been from proceeds from the sale of equity. In April 2005, the Company began offering up to 2,900,000 shares of common stock at $0.35 per share. Net proceeds are expected to be $992,000 of which $785,705 was received in the year ended June 30, 2005 and $205,925 additional was received after June 30, 2005 and on or before September 30, 2005. The Company increased the number of shares being offered for sale by 714,285 shares on October 10, 2005.

The Company’s cash flow from operations since inception has been and continues to be negative. The Company continues to expand its revenues by increasing the number of Company-owned design centers and by selling additional franchises and increasing its product distribution network to franchisees.

Management believes there will be sufficient cash to fund operations for the next 12 months. To accomplish this, Management expects a significant increase in the sale of franchise licenses, an increase in gross profits from sales resulting from the expansion of Company-owned design centers, from additional capital contributions from shareholders, and, to the extent necessary, through further modifications to its business plan.

The Company used $766,521 of cash in operating activities in the year ended June 30, 2005, or approximately $65,000 per month. If the Company continues to use cash in operating activities at this rate, it would consume its June 30, 2005 cash reserves ($112,874) and its additional subscription proceeds received ($205,925 at September 30, 2005) by November 30, 2005. Although the Company believes that the rate at which it is consuming cash is declining as additional franchises are sold and additional Company-owned design centers are opened, cash flow from operating activities continues to be negative. To fund these losses, the Company has the ability to utilize its rights reserved under the stock offering of April 26, 2005 and seek additional equity investment by increasing the number of common shares offered which it did on October 10, 2005 for approximately $250,000 in additional proceeds. Management expects such offering increase to be fully subscribed.

At June 30, 2005 and 2004 the Company did not have a credit facility or line-of-credit arrangement. Thus, there are no restrictive covenants or compensating balance requirements. The Company does not have any committed sources of additional financing, and there can be no assurance that additional funding, as necessary, will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, scale back, or eliminate certain aspects of its business plan or current operations or attempt to obtain funds through arrangements with collaborative partners or others that may require it to surrender rights to Company methods, technologies, product development projects, certain products or existing markets. If adequate funds are not available, the Company’s business, financial condition, and results of operations will be materially and adversely affected.

Future capital requirements and the adequacy of available funds will depend on numerous factors and risks, including the successful expansion and increase in the number of Company-owned retail design centers, the sale of Company franchises on a national level, the successful development of internally branded products for distribution to franchisees, and the results of risks associated with the Company’s ability to establish meaningful consumer market identification, branding and penetration, its ability to adapt to rapid technological changes, and its ability to successfully compete against intense competitive pressures from potentially larger, better capitalized future competitors when such enter its market segment. Further, the Company’s results of operations and resulting capital requirements will be impacted by a wide variety of additional factors and risks including, but perhaps not limited to general economic conditions, decreases in average selling prices over the life of any particular product, new product and technology introductions, the ability to acquire sufficient quantities of a given product in a timely manner, the ability to develop and maintain critical strategic supply and co-marketing relationships and the ability to safeguard intellectual property.

In the event the Company’s plans change or its assumptions change or prove to be inaccurate or the funds available prove to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, problems or otherwise), the Company could be required to obtain additional funds through equity or debt financing, through strategic alliances with corporate partners and others, or through other sources in order to successfully continue to implement its business strategies.

The Company has plans to increase the number of employees and/or independent contractors it employs at this time contingent upon its ability to have sufficient funds to continue to implement its business strategies. The Company anticipates significant additional capital expenditures during the coming year in connection with the costs of increasing the number of Company-owned design centers, the anticipated cost of expanding and replicating the multi-purpose facility, and the costs of implementing and possibly manufacturing Company branded products for distribution to franchisees and directly to retail customers.

The Company’s current policy is to invest its cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, U.S. government instruments or other investment-grade instruments.

Impact of Inflation

Management does not believe that inflation has had a material adverse effect on the Company’s results of operations. However, Management cannot predict accurately the effect of inflation on future operating results.

Seasonality

The Company’s business is subject to seasonal variations. Historically, it has realized a significant portion of its total revenue and gross profits for the year during the second and third fiscal quarters. Due to the importance of this extended holiday shopping season, any factors negatively impacting this extended holiday selling season could have an adverse effect on the Company’s revenues and its ability to generate gross profit. The Company’s quarterly results of operations may also fluctuate significantly due to a number of factors, including the timing of new store openings, both Company-owned and franchise stores. In addition, operating results may be negatively affected by increases in merchandise costs, price changes in response to competitive factors and unfavorable local, regional or national economic developments that result in reduced consumer spending.

Critical Accounting Policies

Presented below is a discussion about the Company’s application of critical accounting policies that require it to make assumptions about matters that are uncertain at the time the accounting estimate is made, and where different estimates that it reasonably could have used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the presentation of the Company’s financial condition, changes in financial condition or results of operations. Management has identified the following accounting estimates as critical for the Company, and will discuss them separately below: allowance for bad debts and doubtful accounts, inventory obsolescence provision, and income tax accruals.

Allowance for Bad and Doubtful Accounts

Most of the Company’s accounts receivable are due from retail customers. The Company’s net accounts receivable balance at June 30, 2005 of $22,797 represents 2.3% of total assets, and the reserve of $4,851 is 17.6% of gross accounts receivable. This reserve is based on the Company’s review of the likely collectibility of specific accounts. As there was no reserve at June 30, 2004, there was an increase to the reserve of $4,851 in fiscal 2005.

Inventory Obsolescence

Inventory represents a significant portion of the Company’s assets (45.7%). The Company’s profitability and viability are highly dependent on the demand for its products. An imbalance between purchasing levels and sales could cause rapid and material obsolescence, and loss of competitive price advantage and market share. The Company believes that its product mix has provided sufficient diversification to mitigate this risk. At the end of each reporting period, the Company reduces the value of its inventory by its estimate of what it believes to be obsolete, and it recognizes an expense in this amount, which is included in cost of sales in its statement of operations.

In the Company’s industry, merchandise models change periodically. When they do, the Company reclassifies the old model into a discontinued category. The Company also reclassifies merchandise into the discontinued category when it decides it no longer wants to sell the item. Generally, the Company attempts to sell these discontinued models at standard retail prices. In estimating the Company’s obsolescence reserve, it analyzes sales of discontinued merchandise and determines what profit or loss was recorded in the period. If such discontinued product is sold below cost, then the Company applies that negative gross margin to reduce the value of the inventory on hand as of the balance sheet date. In addition, the Company includes the selling costs to be incurred in the sale of such discontinued inventory as part of this obsolescence reserve. The Company also evaluates the obsolescence of its display inventories and service parts inventory.

As a result of the factors described above, the Company has reduced its net inventory value to reflect its estimated amount of inventory obsolescence. The Company’s inventory obsolescence reserve at June 30, 2005 and 2004 was $6,503 and $4,241. It is possible that obsolescence could become a significant issue in the future. Additionally, different reserve estimates that the Company reasonably could have used would have had a material impact on its reported net inventory and cost of sales, and thus would have had a material impact on the presentation of the Company’s results of operations.

Income Taxes

The Company’s estimate of deferred tax assets, which were valued at $0 on June 30, 2005 and 2004, is impacted by its assessment of its ability to generate sufficient taxable income to be able to realize the deferred tax asset. The deferred tax asset, net of reserve has been valued at $0 at June 30, 2005 and 2004.

There can be no assurance that the Company will be able to successfully implement its business strategies or that profitability will ever be achieved. The Company expects that its future operating results will fluctuate significantly from year to year and will be impacted by factors beyond its control.

ITEM 7.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Theater Xtreme Entertainment Group, Inc.
Newark, Delaware

We have audited the balance sheets of Theater Xtreme Entertainment Group, Inc. as of June 30, 2005 and 2004, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Theater Xtreme Entertainment Group, Inc. as of June 30, 2005 and 2004, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ COGEN SKLAR LLP

Bala Cynwyd, Pennsylvania
July 29, 2005

THEATER XTREME ENTERTAINMENT GROUP, INC.
BALANCE SHEETS
JUNE 30, 2005 AND 2004

	2005	2004
Assets

Current Assets:
Cash and equivalents	$112,874	$119,228
Accounts receivable, net of allowance of $ 4,851 and $-0-	22,797	7,061
Inventory	460,111	180,313
Prepaid expenses	123,444	-
Total current assets	719,226	306,602

Property and Equipment, net	267,700	166,139

Other Assets:
Deposits	20,720	5,760

	$1,007,646	$478,501

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable and accrued expenses	$323,132	$127,825
Payroll tax liabilities	31,769	11,216
Current portion of notes payable	12,010	6,754
Due to officer	243	6,109
Deferred sales	568,862	144,863
Total current liabilities	936,016	296,767

Long-term Liabilities:
Notes payable, net of current portion	40,614	27,482
Convertible notes payable	-	200,000
Total long-term liabilities	40,614	227,482
Total liabilities	976,630	524,249

Stockholders' Equity (Deficit):
Preferred stock, no par value, 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par, 50 million shares authorized;
16,291,814 and 9,775,000 shares issued and outstanding	16,292	9,775
Additional paid in capital	1,843,157	240,225
Accumulated deficit	(1,828,433)	(295,748)
Total stockholders' equity (deficit)	31,016	(45,748)

	$1,007,646	$478,501
The accompanying notes are an integral part of these financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2005 AND 2004

	2005	2004

Revenues	$2,822,871	$933,669

Cost of revenues	1,710,596	606,157
Occupancy expenses	206,053	65,370
Selling, general and administrative expenses	2,409,016	554,247
	4,325,665	1,225,774

Loss from operations	(1,502,794)	(292,105)

Interest income	464	1,120
Interest expense	(30,355)	(4,763)

Net loss	$(1,532,685)	$(295,748)

Basic and diluted:
Loss per common share	$(0.12)	$(0.04)

Weighted average shares	12,358,814	7,996,439

The accompanying notes are an integral part of these financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED JUNE 30, 2005 AND 2004

		Additional		Total
	Common	Paid-in	Accumulated	Stockholders'
	Stock	Capital	Deficit	Equity (Deficit)

Balance at July 1, 2003	$-	$-	$-	$-

Founder shares issued upon incorporation	1,875	(1,875)	-	-

Issuance of common stock	250	249,750	-	250,000

Retroactive recapitalization upon reverse
acquisition	7,650	(7,650)	-	-

Net loss for the year ended June 30, 2004	-	-	(295,748)	(295,748)

Balance at June 30, 2004	9,775	240,225	(295,748)	(45,748)

Conversion of notes payable	3,348	970,214	-	973,562

Issuance of common stock for services	1,462	510,308	-	511,770

Issuance of common stock at merger	1,250	(1,250)	-	-

Liabilities assumed upon merger	-	(13,026)	-	(13,026)

Issuance of common stock, private placement	457	136,686	-	137,143

Net loss for the year ended June 30, 2005	-	-	(1,532,685)	(1,532,685)

Balance at June 30, 2005	$16,292	$1,843,157	$(1,828,433)	$31,016

The accompanying notes are an integral part of these financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2005 AND 2004

	2005	2004
Cash flows from operating activities:
Net Loss	$(1,532,685)	$(295,748)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	52,405	14,995
Issuance of common stock for services	511,770	-
Increase in assets
Accounts receivables	(15,736)	(7,061)
Inventory	(279,798)	(180,313)
Prepaid expenses	(123,444)	-
Increase (decrease) in liabilities
Accounts payable and accrued expenses	182,281	127,825
Payroll tax liabilities	20,553	11,216
Due to officer	(5,866)	6,109
Deferred sales	423,999	144,863
Net cash used in operating activities	(766,521)	(178,114)

Cash flows from investing activities:
Deposits on stores and corporate facility	(14,960)	(5,760)
Purchase of property and equipment	(127,370)	(143,418)
Net cash used in investing activities	(142,330)	(149,178)

Cash flows from financing activities:
Repayment of notes payable	(10,000)	(3,480)
Proceeds from convertible note payable	773,562	200,000
Proceeds from financing lease	1,792	-
Proceeds from issuance of common stock	137,143	250,000
Net cash provided by financing activities	902,497	446,520

Net increase (decrease) in cash	(6,354)	119,228
Cash and equivalents, beginning of year	119,228	-

Cash and equivalents, end of year	$112,874	$119,228

Supplemental disclosure:
Cash paid during the year for interest	$30,355	$3,096

Supplemental disclosure of non-cash
investing and financing activites:
Conversion of notes payable to common stock	$973,562	$-
Liabilities assumed as part of merger	$13,026	$-
Acquisition of property and equipment
by issuance of notes payable	$26,596	$37,716

The accompanying notes are an integral part of these financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004

Note 1: Nature of Operations and Significant Accounting Policies

Nature of operations. Theater Xtreme Entertainment Group, Inc. (the “Company”), a Florida corporation, opened the first Company retail store or design center on September 1, 2003 in Newark, Delaware. The Company has designed and created large-format home theater entertainment systems, offering new, low cost technology at prices affordable to many families. In August 2004 the Company opened a second Company owned design center in Wilmington, Delaware. A third Company owned design center is scheduled to open in Bel Air, Maryland in September 2005. The Company has sold 4 franchise licenses through June 30, 2005. The first franchise design center opened in Springfield, Massachusetts in May 2005. Other franchise centers are schedule to open in Pennsylvania, Michigan and Idaho. The Company expects to offer franchise licenses nationwide.

Merger. On February 11, 2005 the Company acquired BF Acquisition Group II, Inc., a Florida corporation. Under the terms of the merger agreement, each stockholder of Theater Xtreme, Inc. received 4.60 shares of voting common stock of BF Acquisition Group II, Inc. for each share of Theater Xtreme, Inc. common stock held by such stockholder, totaling 9,775,000 shares. The stockholders’ equity at June 30, 2004 has been retroactively restated for the equivalent number of shares received in the reverse acquisition. Following the merger, the Company changed its name to Theater Xtreme Entertainment Group, Inc. Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination. That is, the share exchange is equivalent to the issuance of stock by Theater Xtreme Entertainment Group, Inc. for the net monetary assets of BF Acquisition Group II, Inc., accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange will be identical to that resulting from a reverse acquisition, except no goodwill will be recorded. Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, BF Acquisition Group II, Inc., are those of the legal acquiree which are considered to be the accounting acquirer, Theater Xtreme Entertainment Group, Inc.

Industry Risks. The Company participates in a highly volatile industry that is characterized by rapid technological change, intense competitive pressure, and cyclical market patterns. The Company’s results of operations will be affected by a wide variety of factors, including general economic conditions, decreases in average selling prices over the life of any particular product, the timing of new product introductions (by the Company, its competitors, and others), the ability to acquire sufficient quantities of a given product in a timely manner, the timely implementation of new technologies, the ability to safeguard intellectual property from competitors, and the effect of new technologies resulting in rapid escalation of demand for some products in the face of equally steep decline in demand for others. Based on the factors noted herein, the Company may experience substantial period-to-period fluctuations in future operating results.

Comprehensive Income. The Company follows the Statement of Financial Accounting Standard (“SFAS”) No. 130, “Reporting Comprehensive Income.” Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Since the Company has no items of other comprehensive income, comprehensive income (loss) is equal to net income (loss).

Fair Value of Financial Instruments. The Company’s financial statements consist of cash and cash equivalents, accounts receivable, payables, accrued expenses and deposits. The carrying values of these items approximate fair value because of their short maturities. The carrying value of notes payable also approximate fair value because the interest rates of these notes approximates current market interest rates.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004

Note 1: Nature of Operations and Significant Accounting Policies (Continued)

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

Concentration of Credit Risk. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At June 30, 2005 the Company had approximately $12,874 in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

Inventory. The Company’s inventory is stated at the lower of cost (first-in, first-out) or market (net realizable value), and consists of the following at June 30:

	2005	2004
Equipment and furniture products	$256,547	$62,807
Cable and supplies	9,283	14,525
Retail displays	194,281	102,981
	$460,111	$180,313

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

Long-lived Assets. The Company follows SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the excess of the asset’s carrying amount. Fair value of the asset and long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. The Company is not aware of any events or circumstances which indicate the existence of an impairment which would be material to the Company’s annual financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004

Note 1: Nature of Operations and Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements. In December 2004, the FASB revised SFAS 123, “Accounting for Stock-Based Compensation” to require all companies to expense the fair value of employee stock options. SFAS 123R is effective at the beginning of the next fiscal year that begins after December 15, 2005 for a small business issuer.

Revenue Recognition. Retail sales include all sales from Company-owned design centers. The following is a summary of earned revenues at June 30:

	2005	2004
Retail sales	$2,751,780	$933,669
Wholesale sales	44,021	-
Franchise licenses and royalties	27,070	-
Total revenues	$2,822,871	$933,669

Retail sales represent the sale and installation of home-theater equipment. In accordance with the SEC’s Staff Accounting Bulletin No. 104 (SAB 104) “Revenue Recognition,” the Company recognizes revenue when persuasive evidence of a customer arrangement exists or acceptance occurs, receipt of goods by customer occurs, the price is fixed or determinable, and the sales revenues are considered collectible. Revenue is recognized on such sales when the equipment is delivered and the installation is substantially completed. Generally these events occur on the same date. Revenues are recognized prorata on larger, more complex systems where installation occurs over a period of time.

Customer deposits on orders which are not completed are shown as deferred revenue. Included in deferred sales is an amount which represents the unexpired portions of extended service contracts. In addition, the Company has deferred revenues from the sales of franchise licenses. Such revenues will be recognized when the related franchise design center opens for business, as that is when the Company has substantially completed its initial obligations to the franchisee. The following is a summary of orders and retail sales for the years ended June 30:

	2005	2004
Customer orders	$3,257,602	$1,287,025
Increase in unfinished orders	(505,822)	(353,356)
Retail sales (recognized)	$2,751,780	$933,669

Customer deposits, deferred retail sales	$460,877	$144,863
Balances due on unfinished orders	398,301	208,493
Less unfinished orders at June 30, 2004
and 2003	(353,356)	-
Increase in unfinished orders	$505,822	$353,356

The following amounts are included in deferred sales at June 30:

	2005	2004
Deferred retail sales	$460,877	$144,863
Deferred service contracts	35,485	-
Customer deposits, deferred retail sales	496,362	144,863
Deferred franchise licenses	72,500	-
Total deferred sales	$568,862	$144,863

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004

Note 1: Nature of Operations and Significant Accounting Policies (Continued)

Loss Per Share. The Company follows SFAS 128, "Earnings Per Share," resulting in the presentation of basic and diluted earnings (loss) per share. The basic loss per share calculations include the change in capital structure which resulted from the merger for all periods presented. For the years ended June 30, 2005 and 2004, the basic and diluted loss per share are the same, because the assumed conversion of the convertible notes payable would be antidilutive as the Company experienced a net losses for these periods.

Income Taxes. The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Shipping and Handling Fees and Costs. The Company classifies shipping and handling costs as part of selling and administration expenses. Shipping and handling costs were $15,661 and $3,761 for the years ended June 30, 2005 and 2004.

Advertising Costs. Advertising and sales promotion costs are expensed as incurred. Advertising expense totaled $643,935 and $154,726 for the years ended June 30, 2005 and 2004.

Store Opening Costs. Store opening costs and other start-up costs are expensed as incurred.

Recently Issued Accounting Pronouncements. In December 2004, the FASB revised SFAS 123, “Accounting for Stock-based Compensation” to require all companies to expense the fair value of employee stock options. SFAS 123(R) is effective for the first period ending after December 15, 2005 for small business issuer.

Note 2: Reverse Merger

Effective February 11, 2005 Theater Xtreme Entertainment Group, Inc. completed its merger with BF Acquisition Group II, Inc., which was treated as a reverse acquisition. The following pro forma consolidated statement of operations assumes the merger was effective July 1, 2004.

For the year ending June 30, 2005:

Revenues	$2,822,871
Net Loss	$1,681,435
Basic and Diluted Loss Per Share	$(0.14)

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004

Note 3: Property and Equipment

Property and equipment consist of the following at June 30:

	2005	2004
Vehicles	$69,312	$42,716
Equipment and computers	63,265	31,270
Leasehold improvements	202,523	107,148
	335,100	181,134
Accumulated depreciation	(67,400)	(14,995)
	$267,700	$166,139

Depreciation expense was $52,405 and $14,995 for the years ended June 30, 2005 and 2004.

Note 4: Long-term Liabilities and Notes Payable

Long-term debt consists of the following at June 30,:

	2005	2004
Note Payable to bank, in monthly installments
of $349, including interest at 7.25%,
secured by vehicle, maturing
December 2008	$12,863	$16,032

Note Payable to bank, in monthly installments
of $402, including interest at 7.25%.
secured by vehicle, maturing
November 2008	14,307	18,204

Note Payable to bank, in monthly installments
of $539, including interest at 7.99%
secured by vehicle, maturing
December 2009	24,387	-

Capitalized lease with monthly payments of $34
and imputed interest at 10% through
July 2008	1,067	-

Note Payable to minority stockholder, unsecured,
monthly payments of interest only at 10%,
principal due April 2009, converted into
common stock during Fiscal 2005.	-	200,000
	52,624	234,236
Less current portion	(12,010)	(6,754)

Notes Payable, net of current portion	$40,614	$227,482

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004

Note 4: Long-term Liabilities and Notes Payable

Future maturities of long-term debt as of June 30, 2005 are as follows:

Year ending June 30, :
2006	$12,010
2007	13,242
2008	14,268
2009	9,943
2010	3,161
$52,624

The Company incurred interest costs of $30,355 and $4,763 for the years ended June 30, 2005 and 2004. Of these amounts $13,552 were paid by the issuance of common stock for the year ended June 30, 2005.

Note 5: Lease Commitments

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

The company also has operating leases on vehicles with monthly payments of $350.

The following is a schedule by year of future minimum rental payments required under the operating lease agreements:

Year ending June 30,
2006	$207,662
2007	191,107
2008	133,977
2009	110,539
2010	57,696
thereafter	-
$700,981

Total minimum lease payments do not include executory costs, common area charges, or increases measured by consumer price or other index changes.

Rent expense charged to operations was $136,635 and $7,708 for the years ended June 30, 2005 and 2004

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004

Note 6: Stockholders’ Equity

Common Stock

In October 2003, the Company issued 250,000 pre-merger shares (1,150,000 post-merger shares) for net proceeds of $250,000.

In February 2005, the Company issued 675,000 shares for services valued at $236,250.

In December 2004, various shareholders converted $325,000 of promissory notes into 1,495,000 shares of the Company’s common stock. In June 2005, the remaining promissory notes and related interest amounting to $648,562 were converted into 1,853,035 shares of common stock.

In April 2005 the Company issued 787,200 shares of its common stock for services valued at $275,520.

On April 26, 2005 the Company began offering up to 2,900,000 shares of its common stock at a purchase price of $0.35 per share. As of June 30, 2005, the Company issued 456,578 shares of its common stock for proceeds of $137,143, net of filing and related attorney fees in connection with this offering. The conversion of the promissory notes in June 2005 and the share offering resulted in the issuance of a total of 2,309,613 shares of common stock for net proceeds of $785,705.

Options

Pursuant to the terms of the Company’s 2005 Stock Option Plan, in April 2005 employees received options to purchase 740,000 shares of the Companies’ common stock. The exercise price per share of these options is $.35 and vest either 25% or 33% each year on the anniversary of grant date contingent upon employment.

The Company applies ABP Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for the issuance of its stock options. Accordingly, no compensation cost has been recognized for its stock options issued during the years ended June 30, 2005 and 2004. Had compensation cost for the Company’s issuance of vested stock options been determined based on the fair value at grant dates for options consistent with the method of SFAS No. 123(R), Company’s net loss and net loss per share would not have been increased since the vesting of the option is contingent on being employed at anniversary date. No Proforma adjustment has been presented at June 30, 2005. No options were granted during the year ended June 30, 2004.

In April 2005, pursuant to the terms of the Company’s 2005 Stock Option Plan, the Company issued stock options to purchase 150,000 shares of its common stock to outside members of the Company’s board of directors at an exercise price of $0.35 per share pursuant to Section 4(2) of the Securities Act in exchange for services. The stock options are exercisable until April 2015 and vest 25% per year. In accordance with the fair value method as described in accounting requirements of SFAS No. 123(R), the Company recognized no expense for the year ended June 30, 2005 since the vested amount was insignificant.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004

Note 7: Income Taxes

Deferred income taxes reflect the net effect of an operating loss carryforward. There are no significant temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

The components of the deferred assets are as follows at June 30:

	2005	2004

Net operating loss carryforward	$658,000	$106,000
Less valuation allowance	(658,000)	(106,000)

	$--	$--

The valuation allowance for deferred tax assets as of June 30, 2005 and 2004 was $658,000 and $106,000. The change in the total valuation allowance for the years ended June 30, 2005 and 2004 was an increase of $552,000 and an increase of $106,000. In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. At June 30, 2005, the Company had net operating loss carry forwards for Federal and State income tax purposes of approximately $1,828,000, which were available to offset future taxable income, if any, through June 30, 2026. Based upon the limited operating history of the Company and losses incurred to date, Management has fully reserved the deferred tax asset.

Note 8: Subsequent Event

On April 26, 2005 the Company began offering up to 2,900,000 shares of its common stock at a purchase price of $0.35 per share. Subsequent to June 30, 2005, the Company has issued an additional 589,283 shares of common stock in connection with this offering, with net proceeds of an additional $205,925.

 ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

 ITEM 8A. CONTROLS AND PROCEDURES

Our Management, under the supervision and with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of June 30, 2005, which is the end of the period covered by this Annual Report on Form 10-KSB. Based on that evaluation, the principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are effective.

There were no changes that occurred during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

 ITEM 8B. OTHER INFORMATION

All information required to be disclosed in a Current Report on Form 8-K during the fourth quarter of our 2005 fiscal year has been reported.

PART III

 ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information with respect to executive officers required by this item is set forth in Part I of this Form 10-KSB.

The following table sets forth certain information with respect to the directors of the Company as of October 10, 2005.

Name	Age	Position with the Company

Scott R. Oglum	49	Chairman, President, Chief Executive Officer, Treasurer and Director
David Hludzinksi	39	Director
James Ludlow	51	Director
Justin Schakelman	29	Vice President and Director
H. Gregory Silber	38	Director

The following description contains certain information concerning the foregoing persons except for Messrs. Oglum and Schakelman, as to whom information is found in Part I of this 10-KSB.

David Hludzinski was elected as a director in 2005 and is the Business Development Manager for Infocus® Corporation where he has been responsible for starting up the consumer business unit in North America and for creating and developing relationships with strategic partners in the consumer electronics industry. Mr. Hludzinski’s career in sales and management began with Sony Corporation, where he advanced to Sr. Account Manager for the Consumer Application Group and increased core business ten-fold. During his tenure at Sony (1992 to 1998), he played a strategic role in Sony’s entry into the digital satellite market. At InFocus® where he has been since 1998, he has developed new markets in catalog sales, e-commerce, and created new global accounts. Mr. Hludzinski is currently responsible for strategic relationships and market development for InFocus’s recent entry into the consumer thin television market. He holds a B.A. in sociology with minor in business from University at Albany.

James Ludlow was elected as a director in 2005 and is the CEO, CFO and co-founder of Imirage. Formed in 1994, Imirage provides Internet related marketing and technology strategic support to 60 mid-Atlantic based clients with well-known names. Also, Mr. Ludlow has been instrumental in leading the development, marketing and deployment of two, enterprise, web-based portal software programs and a patent-pending software application that wirelessly enables web site content and software programs. Mr. Ludlow spent 24 years in a variety of financial, technical and operating management positions at DuPont and Air Products and Chemicals. His expertise centered in providing financial advice, business process improvement and the deployment of electronic commerce technologies. He has 22 published professional articles and has been quoted in many publications including Harvard Business Review and Fortune. Mr. Ludlow has taught 14 accounting and finance courses at the University of Delaware and Penn State University and has spoken at many conferences and panels. He has also worked in leadership and Board positions with several organizations including the Chemical Industry Data Exchange. In 1994, his first book, The Road to Wealth, which reflects his personal investment philosophies and advice, appeared in bookstores nationwide. He holds an MBA in Finance from Indiana University.

H. Gregory Silber was elected as a director in 2005 and has been President and CEO of Intelligent Systems, Inc., a custom software-consulting firm specializing in IT solutions for the pharmaceutical industry since 2001. During his 17 years of experience in the technology industry, Mr. Silber has held executive positions in three successful companies. He has held a position on the board of directors of the Delaware Academy of Science since 1999. In addition, Mr. Silber has taught Computer Science at the University of Delaware since 1999, and has published several scientific papers in Computational Linguistics and Artificial Intelligence. He regularly speaks at universities and conferences, internationally. Mr. Silber holds a Master of Science degree from the University of Delaware in computer science and artificial intelligence.

Committees, Shareholder Nominations and Code of Ethics

The Company does not currently have any standing committees of the Board of Directors. The entire Board serves in the capacity of audit committee. James Ludlow serves as the audit committee financial expert as such term is defined by the rules promulgated by the Securities and Exchange Commission. A majority of the Board of Directors, including Mr. Ludlow, is independent, as such term is defined in the rules promulgated by the Securities and Exchange Commission.

The Company does not currently have procedures in place whereby shareholders may recommend nominees to the Board of Directors. At this time, the Company relies heavily on its Board members and their experience, and the Board does not feel it is necessary at this time to locate new board members.

The Company’s Code of Business Conduct and Ethics applies to all employees, including the principal executive officer and principal financial officer. A copy of such code of ethics is posted on the Company’s website at www.theaterxtreme.com.

Compliance With Section 16(a) of The Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the 2005 fiscal year, the following reports were filed late: (i) a Form 4 for Mr. Gravatt for options which was filed on August 31, 2004, (ii) a Form 4 for Mr. Hludzinski due to purchases in the 506 offering which was filed on August 16, 2005, (iii) a Form 4 for Mr. Ludlow due to purchases in the 506 offering which was filed on September 9, 2005.

 ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation received by the executive officers of the Company:

					Long-Term Compensation
	Annual Compensation				Awards Payouts
Name and Principal Position	Fiscal Year(1)	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)
Scott Oglum Chairman and Chief Executive Officer	2005	$86,400	$119,100	$4,234(2)	—	—	—	—
	2004	$43,200	$20,963	$2,117(2)	—	—	—	—
Dale E. Gravatt (8) Chief Financial Officer	2005	$27,500	$215	$8,179(3)	—	—	—	—
	2004	—	—	$5,000(4)
Justin Schakelman Corporate Vice President, Secretary and Director	2005	$24,000	$215	$268(5)	—	—	—	—
	2004	(6)	(6)	993(7)
Ken Warren Executive Vice President	2005	$60,000	$36,570	$1,261(7)	—	—	—	—
	2004	$26,200	—	$185(7)	—	—	—	—
(1) The 2004 fiscal year compensation represents compensation received from January 1, 2004 to June 30, 2004.
(2) Reflects reimbursement of vehicle costs of $352.81 per month.
(3) Reflects reimbursement for out-of-pocket business expenses of $679, office allowances of $500 and professional fees of $7,000.
(4) Reflects professional fees of $5,000.
(5) Reflects reimbursement for out-of-pocket business expenses.
(6) Mr. Schakelman was a non-compensated employee until January, 2005.
(7) Reflects reimbursement for out-of-pocket business expenses.
(8) Mr. Gravatt resigned from the Company effective September 29, 2005.

Option Grants In Last Fiscal Year

The following table sets forth information concerning the grant of stock options during fiscal year 2005 to the executive officers names in the summary compensation table. All such grants were made under the Company’s 2005 Stock Option Plan.

	Individual Grants				Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (10 yrs) (3)

Name of Executive	Number of Securities Underlying Options Granted (1)	% of Total Options Granted to all Employees in Fiscal 2005 (2)	Exercise or Base Price per Share	Expiration Date	At 5% Annual Growth Rate	At 10% Annual Growth Rate

Scott Oglum	--	--	$--	--	$--	$--
Dale Gravatt	100,000	13.9%	$0.35	2015	$57,011	$90,781
Justin Schakelman	--	--	$--	--	$--	$--
Ken Warren	230,000	31.9%	$0.35	2015	$131,126	$208,796

(1)	Options granted vest in increments of one-third of the total number of options granted on the first, second and third anniversary dates of the date of grant.

(2)	During its 2005 fiscal year, the Company granted to employees 720,000 options to purchase shares of Common Stock.

(3)
The potential realizable values are based on an assumption that the stock price of the shares of common stock appreciate at the annual rate shown (compounded annually) from the date of grant until the end of the option term. These values do not take into account contractual provisions of the options which provide for nontransferability or vesting. These amounts are calculated based on the requirements promulgated by the SEC and do not reflect the Company’s estimate of future stock price growth of the common stock.

Aggregated Option Exercises in the 2005 Fiscal Year and Value of Options at June 30, 2005

	Exercised in 2005 Fiscal Year		Number of Unexercised Options at June 30, 2005		Value of Unexercised In-the-Money Options at June 30, 2005
Name of Executive	Shares Acquired on Exercise	Value Realized	Exercisable	Un- exercisable	Exercisable	Un- exercisable

Scott Oglum	0	-	-	0	$-	$-
Dale Gravatt	0	-	-	100,000	$-	$35,000
Justin Schakelman	0	-	-	0	$-	$-
Ken Warren	0	-	-	230,000	$-	$80,500

None of the above named executive officers held any stock appreciation rights at June 30, 2005.

Directors do not receive compensation for their services as directors. The Company has not entered into any employment or consulting agreements with any of its officers or directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of September 30, 2005, the number and percentage of shares of the Company’s common stock owned beneficially by (i) each director, (ii) each executive officer, (iii) all executive officers and directors as a group, and (iv) each person who is known by us to own beneficially more than 5% of our common stock. All common stock with respect to which a person has the right to acquire beneficial ownership within 60 days is considered beneficially owned by that person for purposes of this table even though such stock may not be actually outstanding. Unless otherwise noted, all shares are owned directly with sole voting and sole investment power and the address is c/o Theater Xtreme Entertainment Group, Inc., 250 Corporate Boulevard, Suite E & F, Newark, Delaware 19702.

Name of Beneficial Owner	Amount	Percent of Class
Scott Oglum	8,050,000	47.69%
Dale E. Gravatt	100,000(a)	*
David Hludzinski	144,689(b)	*
James Ludlow	151,078(c)	*
Justin Schakelman	0	--
H. Gregory Silber	25,000(d)	*
Ken Warren	0(e)	--
The Werwinski Family Limited Partnership	2,070,000(f)	12.26%
All directors and executive officers together as a group	8,370,767(g)	49.59%
Total	10,540,767	62.44%

* Represents less than 1% of Theater Xtreme’s common stock.

(a) In addition, Mr. Gravatt owns options to purchase 100,000 shares of Company common stock at an exercise price of $0.35 per share. None of such options are vested, or will be vested, in the next sixty days. Mr. Gravatt resigned from the Company effective September 29, 2005.

(b) In addition, Mr. Hludzinski owns options to purchase 50,000 shares of Company common stock at an exercise price of $0.35 per share. None of such options are vested, or will be vested, in the next sixty days.

(c) In addition, Mr. Ludlow owns options to purchase 50,000 shares of Company common stock at an exercise price of $0.35 per share. None of such options are vested, or will be vested, in the next sixty days.

(d) In addition, Mr. Silber owns options to purchase 50,000 shares of Company common stock at an exercise price of $0.35 per share. None of such options are vested, or will be vested, in the next sixty days.

(e) In addition, Mr. Warren owns options to purchase 230,000 shares of Company common stock at an exercise price of $0.35 per share. None of such options are vested, or will be vested, in the next sixty days.

(f) Robert and Edna Werwinski are the general partners of the limited partnership and have shared power to vote and dispose of such shares. The address is 3 Chipmunk Lane, Kennett Square, PA, 19348.

(g) Does not include Mr. Gravatt’s holdings because he was no longer an officer of the Company at September 30, 2005.

Equity Compensation Plan Information

The following table summarizes information regarding securities authorized for issuance under the Company’s equity compensation plan as of June 30, 2005:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	870,000	$0.35	530,000
Equity compensation plans not approved by security holders	0	0	0
Total:	870,000	$0.35	530,000

 ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain of the Company’s video components bear the InFocus® brand name and are purchased through distributors authorized to sell InFocus® products. A Company’s director, who is also a shareholder of the Company, Mr. David Hludzinski, is employed by InFocus® Corporation as its Business Development Manager for the Consumer sector where he has been responsible for starting up the consumer business unit in North America and for creating and developing relationships with strategic partners in the consumer electronics industry. Aggregate purchases of product bearing the InFocus® brand name amounts to approximately $640,000 for the fiscal year ended June 30, 2005.

ITEM 13.	EXHIBITS
The exhibits to this Annual Report on Form 10-KSB are listed on the accompanying index to exhibits and are incorporated herein by reference or are filed as part of this Annual Report on Form 10-KSB.

Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk (*).

3.1	Certificate of Incorporation of Theater Xtreme Entertainment Group, Inc.
3.2	Articles of Merger of Theater Xtreme Entertainment Group, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed February 17, 2005).

3.3	Amended and Restated Bylaws of Theater Xtreme Entertainment Group, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed February 17, 2005).
4.1	Specimen Common Stock Certificate.
10.1*	2005 Stock Option Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed April 11, 2005).
10.2*	Form of Option Agreement for 2005 Stock Option Plan.
10.3
Agreement and Plan of Merger by and between Theater Xtreme, Inc., BF Acquisition Group II, Inc., Scott Oglum, William R. Colucci and David M. Bovi dated February 11, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K filed February 17, 2005).

31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Cogen Sklar LLP is the Company’s independent accounting firm and has audited the financial statements of the Company since October, 2004. Prior to that time, the Company engaged the services of Dale Gravatt, CPA as an independent accountant. Mr. Gravatt was subsequently named Chief Financial Officer.

For the fiscal year ended June 30, 2005, Cogen Sklar LLP billed the Company aggregate fees as follows unless the payee is indicated otherwise:

Type of Fees	Fiscal 2004 Fees	Fiscal 2005 Fees

Audit Fees	$16,350	$24,000
Audit-Related Fees	$0	$1,500
Tax Fees	$2,115	$0
All Other Fees	$7,000 (1)	$5,000(1)

(1) These amounts were paid to Dale Gravatt, CPA for accounting and tax services.

All of the services provided by Cogen Sklar LLP in the fiscal years ended June 30, 2005 and 2004 were approved in advance by the Board.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THEATER XTREME ENTERTAINMENT GROUP, INC.

October 12, 2005	By:	/s/ Scott Oglum
Scott Oglum
Chief Executive Officer, Principal Financial Officer, President and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Scott Oglum	Chief Executive Officer	October 12, 2005
Scott Oglum	Principal Financial Officer
President and Chairman

/s/ Justin L. Schakelman	Corporate Vice President	October 12, 2005
Director and Secretary

/s/ David Hludzinski	Director	October 12, 2005

/s/ Jim Ludlow	Director	October 12, 2005

/s/ H. Gregory Silber	Director	October 12, 2005

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Theater Xtreme Entertainment Group, Inc.
3.2	Articles of Merger of Theater Xtreme Entertainment Group, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed February 17,
2005).
3.3	Amended and Restated Bylaws of Theater Xtreme Entertainment Group, Inc.
(incorporated by reference to the Company’s Current Report on Form 8-K filed
February 17, 2005).
4.1	Specimen Common Stock Certificate.
10.1	2005 Stock Option Plan (incorporated by reference to the Company’s Current
Report on Form 8-K filed April 11, 2005).
10.2	Form of Option Agreement for 2005 Stock Option Plan.
10.3	Agreement and Plan of Merger by and between Theater Xtreme, Inc., BF
Acquisition Group II, Inc., Scott Oglum, William R. Colucci and David M. Bovi
dated February 11, 2005 (incorporated by reference to the Company’s Current
Report on Form 8-K filed February 17, 2005).
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Principal Executive Officer and
Principal Financial Officer.
32.1	Certification of Principal Executive Officer and Principal Financial Officer
pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.