Form 10QSB
period 2005-09-30
THEATER XTREME ENTERTAINMENT GROUP, INC
filed 2005-11-14
CIK 1089775

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005.
OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File number 0-26845

Theater Xtreme Entertainment Group, Inc.
-------------------------------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

Florida
------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)

65-0913583
-------------------------------------------------------------------------------------------------
(IRS Employer Identification No.)

250 Corporate Boulevard, Suites E & F, Newark, Delaware 19702
---------------------------------------------------------------------------------------------------
(Address of principal executive offices)

(302) 455-1334
---------------------------------------------------------------------------------------------------
(Issuer’s telephone number)
N/A
------------------------------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _X_ Yes ___ No

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
__ Yes _X_ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of October 24, 2005, there were approximately 17,279,672 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ___ No X

THEATER XTREME ENTERTAINMENT GROUP, INC.

Form 10-QSB Index
September 30, 2005

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

THEATER XTREME ENERTAINMENT GROUP, INC.
BALANCE SHEET
SEPTEMBER 30, 2005 AND JUNE 30, 2005

	SEPTEMBER 30,	JUNE 30,
	2005	2005
Assets	(UNAUDITED)	(AUDITED)

Current Assets:
Cash and equivalents	$112,260	$112,874
Accounts receivable, net of allowance of $4,281, and $4,851	54,479	22,797
Inventory	568,866	460,111
Prepaid expenses	72,143	123,444
Total current assets	807,748	719,226

Property and Equipment, net	408,308	267,700

Other Assets:
Deposits	20,720	20,720

	$1,236,776	$1,007,646
Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$554,477	$323,132
Payroll tax liabilities	72,353	31,769
Current portion of notes payable	17,968	12,010
Due to officer	243	243
Deferred franchise fees	93,750	72,500
Deferred sales	419,341	496,362
Total current liabilities	1,158,132	936,016

Long-term Liabilities:
Notes payable, net of current portion	61,680	40,614
Total long-term liabilities	61,680	40,614
Total liabilities	1,219,812	976,630

Stockholders' Equity:
Preferred stock, no par value, 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par, 50,000,000 shares authorized;
17,023,956, 16,291,814 shares issued
and outstanding	17,024	16,292
Additional paid in capital	2,098,350	1,843,157
Accumulated deficit	(2,098,410)	(1,828,433)
Total stockholders' equity	16,964	31,016

	$1,236,776	$1,007,646

The accompanying notes are an integral part of these financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30
(UNAUDITED)

	2005	2004

Revenues	$1,020,853	$379,968

Cost of revenues	573,901	248,786
Occupancy expenses	74,948	50,819
Selling, general and administrative expenses	640,781	266,920
	1,289,630	566,525

Loss from operations	(268,777)	(186,557)

Interest income	46	49
Interest expense	(1,246)	(5,001)

Net loss	$(269,977)	$(191,509)

Basic and diluted:
Loss per common share	$(0.02)	$(0.02)

Weighted average shares	16,783,721	9,775,000

The accompanying notes are an integral part of these financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

		Additional		Total
	Common	Paid-in	Accumulated	Stockholders'
	Stock	Capital	Deficit	Equity (Deficit)

Balance at June 30, 2005	$16,292	$1,843,157	$(1,828,433)	$31,016

Issuance of common stock,
private placement	732	255,193	-	255,925

Net loss for the three months ended
September 30, 2005	-	-	(269,977)	(269,977)

Balance at September 30, 2005	$17,024	$2,098,350	$(2,098,410)	$16,964

The accompanying notes are an integral part of these financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30
(UNAUDITED)
	2005	2004
Cash flows from operating activities:
Net Loss	$(269,977)	$(191,509)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	25,196	7,998
Decrease (Increase) in assets
Accounts receivables	(31,682)	7,061
Inventory	(108,755)	(57,170)
Prepaid expenses	51,301	(5,000)
Increase (Decrease) in liabilities
Accounts payable and accrued expenses	231,345	29,647
Payroll tax liabilities	40,584	(306)
Due to officer	-	(13,804)
Deferred franchise fees	21,250	25,000
Deferred sales	(77,021)	47,331
Net cash used in operating activities	(117,759)	(150,752)

Cash flows from investing activities:
Purchase of property and equipment	(165,804)	(41,230)
Net cash used in investing activities	(165,804)	(41,230)

Cash flows from financing activities:
Repayment of notes payable	-	(1,521)
Proceeds from notes payable	27,024	1,391
Proceeds from convertible notes payable	-	100,000
Proceeds from issuance of common stock	255,925	-
Net cash provided by financing activities	282,949	99,870

Net decrease in cash	(614)	(92,112)
Cash and equivalents, beginning of period	112,874	119,228

Cash and equivalents, end of period	$112,260	$27,116

Supplemental disclosure:
Cash paid for interest	$1,246	$5,001

Supplemental disclosure of non-cash
investing and financing activites:
Liabilities assumed as part of merger	$13,026	$-
Acquisition of property and equipment
by issuance of notes payable	$36,530	$37,716

The accompanying notes are an integral part of these financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1: Nature of Operations and Significant Accounting Policies

Basis of Presentations. The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended June 30, 2006. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB dated June 30, 2005.

Nature of operation. Theater Xtreme Entertainment Group, Inc. (the “Company”), a Florida corporation, is a retail store and franchise marketing company engaged in retail sales and distribution through the operation of its home cinema design centers, the sale of franchise stores and wholesale product distribution to franchisees. The Company opened its first Company retail store, “design center”, in September 2003 in Newark, Delaware. In August 2004, the Company opened a second Company-owned design center in Wilmington, Delaware and a third in Bel-Air, Maryland in September 2005. The Company has sold five franchises, two of which are open and operating. The Company has designed and created large-format home theater entertainment systems offering new technology at prices affordable to many families. The Company expects to offer franchise licenses nationwide as well as open additional stores in the Mid-Atlantic region.

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

Revenue Recognition. Retail sales include all sales from Company-owned design centers. The following is a summary of earned revenues for the three months ended September 30:

	2005	2004
Retail sales	$924,803	$379,968
Wholesale sales	67,024	None
Franchise licenses and royalties	29,026	None
Total revenues	$1,020,853	$379,968

Retail sales represent the sale and installation of home-theater equipment. In accordance with the SEC’s Staff Accounting Bulletin No. 104 (SAB 104) “Revenue Recognition,” the Company recognizes revenue when persuasive evidence of a customer arrangement exists or acceptance occurs, receipt of goods by customer occurs, the price is fixed or determinable, and the sales revenues are considered collectible. Revenue is recognized on such sales when the equipment is delivered and the installation is substantially completed. Generally, these events occur on the same date. Revenues are recognized pro-rata on larger, more complex systems where installation occurs over a period of time.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Customer deposits on orders that are not completed are shown as deferred revenue. Also included in deferred sales is an amount that represents the unexpired (unearned) portions of paid customer extended service contracts. In addition, the Company has deferred revenues from the sales of franchise licenses. Such revenues will be recognized when the related franchise design center opens for business, as that is when the Company has substantially completed its obligations to these franchisees.

The following is a summary of amounts included in deferred sales at September 30, 2005 and June 30, 2005:

	September 30, 2005	June 30, 2005
Deferred retail sales	$396,507	$460,877
Unearned service contract revenue	22,834	35,485
Total deferred sales	$419,341	$496,362

Loss Per Share. The Company follows SFAS 128, “Earnings Per Share,” resulting in the presentation of basic and diluted earnings (loss) per share. The basic loss per share calculations include the change in capital structure that resulted from the merger for all periods presented. For the three months ended September 30, 2005 and 2004, the basic and diluted loss per share are the same, because the assumed conversion of stock equivalents would be antidilutive as the Company experienced a net loss for these periods.

Income Taxes. The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes”, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Advertising Costs. Advertising and sales promotion costs are expensed as incurred. Advertising and promotional expense totaled $123,819 and $46,878 for the three month periods ended September 30, 2005 and 2004, respectively.

Recently Issued Accounting Pronouncements: In December 2004, the FASB revised SFAS 123, “Accounting for Stock-Based Compensation” to require all companies to expense the fair value of employee stock options. SFAS 123R is effective at the beginning of the next fiscal year beginning after December 15, 2005 for a small business issuer.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

The following recently issued accounting pronouncements are currently not applicable to the Company. In January 2003, subsequently revised December 2003, the FASB issued FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities - An Interpretation of AARB N. 51.” FIN 46R requires that if any entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46R provisions are effective for all arrangements entered into after January 31, 2003. FIN 46R provisions are required to be adopted for the first period ending after December 15, 2004 for a small business issuer. FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, requires financial instruments within its scope to be classified as liabilities (or assets in some circumstances). The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003, except for certain mandatorily redeemable financial instruments. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The effective date of certain provisions of Statement 150 for certain mandatorily redeemable financial instruments has been deferred by FSP FAS 150-3. Under the FSP, certain mandatorily redeemable shares are subject to the provisions of Statement 150 for the first fiscal period beginning after December 15, 2004. Other mandatorily redeemable shares are deferred indefinitely but may be subject to classification or disclosure provisions of the Statement.

Note 2: Equity

During the three months ended September 30, 2005, the Company sold 732,142 of its common shares at a purchase price of $0.35 per share pursuant to an offering of common stock pursuant to an Offering Memorandum dated April 26, 2005. Net proceeds for these shares amounted to $255,925.

At June 30, 2005, there were 890,000 stock options outstanding under the 2005 Stock Option Plan. There were no stock options granted during the three months ended September 30, 2005.

Note 3: Income Taxes

Deferred income taxes reflect the net effect of an operating loss carryforward. There are no significant temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

The components of the deferred assets are as follows at September 30, 2005 and June 30, 2005:

	September 30, 2005	June 30 2005
Net operating loss carryforward	$750,000	$658,000
Less valuation allowance	(750,000)	(658,000)

	$0	$0

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

A valuation allowance was required since the ultimate realization of deferred tax assets is dependent upon future taxable income and management believes that it is more likely than not that the deferred tax asset will not be realized through future taxable income. There is no income tax benefit for the losses for the three months ended September 30, 2005 and September 30, 2004, since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

At June 30, 2005, the Company had a net operating loss carryforward for Federal and state income tax purposes of approximately $1,828,000 which, if not used, will expire in the fiscal year ending June 30, 2026.

Note 4: Subsequent Events

On October 10, 2005, the Company increased the number of shares of its offering of common stock to 3,614,285 shares from 2,900,000 shares, at a purchase price of $0.35 per share. Further, on October 28, 2005, the Company increased the number of shares of its offering of common stock to 3,757,142 shares from 3,614,285 shares, at a purchase price of $0.35 per share. Management expects this offering will be closed in late November, 2005. Net proceeds, in the aggregate, are expected not to exceed $1,271,000.

In October 2005, the Company issued to certain of its employees options to purchase 430,000 shares of the Company’s common stock at an exercise price of $0.35 per share. These options expire in 10 years. Of these options, 80,000 will vest over the next four years and 350,000 will vest over the next three years, and are exercisable contingent on the employee being employed as of the vesting anniversary date. In accordance with the fair value method of accounting for stock options, the expense will be recognized when the contingency has been met.

In October 2005, the Company issued to an employee of one of its franchisees options to purchase 10,000 shares of its common stock at a purchase price of $0.35 per share. These options will expire in 10 years and will vest over the next three years.

On October 19, 2005, the Company increased the number of shares reserved for its Stock Option Plan to 1,700,000 shares from 1,400,000 shares. On November 8, 2005, the Company further increased the number of shares to 2,000,000 shares from 1,700,000. Such increase is contingent upon shareholder approval at the Company's 2005 Annual Meeting of Shareholders.

In October 2005, the Company sold 255,716 shares of its common stock at $0.35 per share for total net proceeds of $89,500.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Information

The following Management’s Discussion and Analysis should be read in conjunction with the Company’s unaudited financial statements and notes for the three month period ended September 30, 2005 included herein and its audited financial statements and notes for the year ended June 30, 2005 included in its Form 10-KSB filed with the Securities and Exchange Commission.

This discussion and other sections of this Quarterly Report contain, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the Company’s actual results, performance or achievements expressed or implied by these forward-looking statements to differ materially from such forward-looking statements. The forward-looking statements included in this report may prove to be inaccurate. These statements are based on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside its control. Actual results may differ materially from such statements for a number of reasons, including the effects of regulation and changes in capital requirements and funding. In light of the significant uncertainties inherent in these forward-looking statements, you should not consider this information to be a guarantee by us or any other person that the Company’s objectives and plans will be achieved. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results (expressed or implied) will not be realized.

Overview

The Company is a retail store and franchise marketing company engaged in retail sales and distribution through the operation of its home cinema design centers, the sale of franchise stores and wholesale product distribution to franchisees.

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

The Company’s first retail store, “design center,” opened on September 1, 2003 in Newark, Delaware, and was built to resemble an actual movie theater. A separate distribution center, warehouse and administrative office facility opened in February 2004, also in Newark, Delaware. This multi-purpose facility will provide installation and service, warehousing and product distribution, and other retail support services to a cluster of Company-owned design centers in contiguous and surrounding areas. The second Company-owned design center opened in August 2004 in Wilmington, Delaware and a third company-owned design center opened in September 2005 in Bel-Air, Maryland. The Company anticipates that it will open additional Company-owned design centers in the Mid-Atlantic region in the future.

The sale of franchises is integral to the Company’s success. The Company has sold five franchises through September 30, 2005, the first of which opened in May 2005 in East Longmeadow, Massachusetts and the second in September 2005 in Auburn Hills, Michigan. Other franchised design centers are planned for opening dates in the last calendar quarter of 2005 and in early 2006. Management expects to significantly expand its franchising activities in 2006. These and future franchised retail design centers will generally reflect enhanced physical layouts and may incorporate other refinements or modifications depending on the design center’s physical characteristics.

Effective February 11, 2005, Theater Xtreme, Inc. merged with and into BF Acquisition Group II, Inc., a Florida corporation. The merged entity changed its name to Theater Xtreme Entertainment Group, Inc., with its principal offices located at 250 Corporate Blvd., Suites E & F, Newark, DE 19702. The following discussion refers to Theater Xtreme, Inc. for all periods prior to the effective date of the merger and to the combined company, Theater Xtreme Entertainment Group, Inc., thereafter.

The Company has a limited operating history for evaluating trends and seasonality.

Results of Operations for the three months ended September 30, 2005 compared to the three months ended September 30, 2004

Recognized sales for the three months ended September 30, 2005 were $1,020,853 compared to $379,968 for the three months ended September 30, 2004. Gross profit amounts and percentages were $446,952 and 44% for the three months ended September 30, 2005 as compared to $131,182 and 35% for the three months ended September 30, 2004. The increase in sales reflects continued growth and the addition of the Company’s second design center as well as the recognition of franchise fees for the Auburn Hills, Michigan franchise. The fluctuation in gross profit percentages continues to reflect the nature of operations being in a startup stage.

Occupancy expenses for the three months ended September 30, 2005 were $74,948 compared to $50,819 for the three months ended September 30, 2004. The increase is directly related to the opening of the second and third Company-owned design centers.

Selling, general and administrative expenses for the three months ended September 30, 2005 were $640,781 compared to $266,920 for the three months ended September 30, 2004. The increase relates to additional personnel and operating costs associated with the opening of the Bel-Air, Maryland design center in September, 2005 and the expansion of Company operations toward the creation of a national organization. Expenses for the three months ended September 30, 2005 include Advertising and Promotional expenses of $123,819 compared to $46,878 spent during the three months ended September 30, 2005. Professional fees amounted to $57,513 for the three months ended September 30, 2005 compared to $4,728 for the three months ended September 30, 2004. Personnel costs account for the majority of the remaining increase in selling, general and administrative expenses.

Liquidity

The Company’s cash position decreased slightly to $112,260 at September 30, 2005 from $112,874 at June 30, 2005.

The loss for the three months ended September 30, 2005 of $(269,977) and the increase in inventories $(108,755) was offset by an increase in accounts payable and accrued liabilities resulting in a net cash used in operating activities of $(117,759). During the three months ended September 30, 2005, the Company spent $165,804 for the acquisition of vehicles, store equipment and leasehold improvements.

During the three months ended September 30, 2005, the Company increased its notes payable by $27,024 and sold 732,142 shares of its common stock at a purchase price of $0.35 per share each, with net proceeds amounting to $255,925.

The Company’s cash flow from operations since inception has been and continues to be negative. The Company plans to continue to expand revenue by increasing the number of Company-owned design centers and by selling additional franchises and increasing the product distribution network to franchisees.

Future capital requirements and the adequacy of available funds will depend on numerous factors and risks, including the successful expansion and increase in the number of Company-owned design centers, the sale of Company franchises on a national level, the successful development of internally branded products for distribution to franchisees, and the results of risks associated with the Company’s ability to establish meaningful consumer market identification, branding and penetration, its ability to adapt to rapid technological changes, and its ability to successfully compete against intense competitive pressures from potentially larger, better capitalized future competitors when such enter its market segment. Further, the Company’s results of operations and resulting capital requirements will be impacted by a wide variety of additional factors and risks including, but not limited to general economic conditions, decreases in average selling prices over the life of any particular product, new product and technology introductions, the ability to acquire sufficient quantities of a given product in a timely manner, the ability to develop and maintain critical strategic supply and co-marketing relationships and the ability to safeguard intellectual property.

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

The Company does not have any committed sources of additional financing, and there can be no assurance that additional funding will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to further delay, scale back, or eliminate certain aspects of its business plan or current operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to surrender rights to Company methods, technologies, product development projects, certain products or existing markets. If adequate funds are not available, the business, financial condition and results of operations of the Company will be materially and adversely affected.

The Company has plans to increase the number of employees and/or independent contractors employed, contingent upon its ability to have sufficient funds to continue to implement its business strategies. The Company anticipates significant additional capital expenditures during the coming year in connection with the costs of increasing the number of Company-owned design centers, the anticipated cost of expanding and replicating the multi-purpose facility and the costs of implementing and possibly manufacturing Company branded products for distribution to franchisees and directly to retail customers.

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

Item 3. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2005. The evaluation revealed to the Company’s principal executive officer and principal financial officer that the design and operation of the Company’s disclosure controls and procedures were effective as of September 30, 2005.

There have been no significant changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting for the period covered by this Quarterly Report on Form 10-QSB.

Item 5. Other Information

On October 10, 2005, the Company named Kenneth Warren as Executive Vice President - Franchising and Justin Schakelman as Vice President - Marketing and Communications.

On October 14, 2005, the Company named James J. Vincenzo as Treasurer and Chief Financial Officer.

PART II
OTHER INFORMATION

Item 2. Unregistered sales of Equity Securities and Use of Proceeds

On April 26, 2005, the Company began offering up to 2,900,000 shares of its common stock at a purchase price of $0.35 per share. On October 10, 2005, the Company increased the number of shares to 3,614,285 and, on October 28, 2005, it further increased the number to 3,757,142 shares. Management expects this offering to be closed in late November 2005.

The shares of the Company’s common stock were issued in reliance upon exemptions from registration available under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, and are “restricted securities”.

No underwriters or agents were involved in the foregoing issuances and no commission or other remuneration was paid or given directly or indirectly by the Company.

Item 6. Exhibits

Exhibit	Description of Exhibit

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended executed by the Chief Executive Officer of the Company.
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended executed by the Chief Financial Officer of the Company.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by the Chief Executive Officer of the Company.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by the Chief Financial Officer of the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THEATER XTREME ENTERTAINMENT GROUP, INC.

November 14, 2005	By: /s/ Scott R. Oglum
Scott R. Oglum
Chairman of the Board and Chief Executive Officer

By: /s/ James J. Vincenzo
James J. Vincenzo
Chief Financial Officer