Form 10QSB
period 2005-12-31
THEATER XTREME ENTERTAINMENT GROUP, INC
filed 2006-02-14
CIK 1089775

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

                                            (Mark One)

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005.
OR

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _X_ Yes ___ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
__ Yes _X_ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of January 23, 2006, there were approximately 17,790,342 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ___ No X

THEATER XTREME ENTERTAINMENT GROUP, INC.

Form 10-QSB Index
December 31, 2005

Page

Part I: Financial Information

Item 1. Financial Statements	3

Balance Sheet as of December 31, 2005 and June 30, 2005 (Unaudited)	3

Statements of Operations For the Three and Six
Months Ended December 31, 2005 and 2004 (Unaudited)	4

Statement of Changes in Stockholders’ Deficit for the
Six Months Ended December 31, 2005 (Unaudited)	5

Statement of Cash Flows For the Six Months Ended
December 31, 2005 and 2004 (Unaudited)	6

Notes To Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis or Plan of Operation	12

Item 3. Controls and Procedures	15

Part II: Other Information

Item 2. Unregistered Sales of Equity Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 6. Exhibits	17

Signatures	18

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

THEATER XTREME ENERTAINMENT GROUP, INC.
BALANCE SHEETS
DECEMBER 31 AND JUNE 30 2005

	DECEMBER 31	JUNE 30
	2005	2005
Assets	(Unaudited)	(Audited)

Current Assets:
Cash and equivalents	$292,992	$112,874
Accounts receivable, net of allowance of $ 4,281 and $4,851	29,240	22,797
Inventory	524,655	460,111
Prepaid expenses	122,629	123,444
Total current assets	969,516	719,226

Property and Equipment, net	384,962	267,700

Other Assets:
Deposits	20,720	20,720

	$1,375,198	$1,007,646

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued expenses	$544,622	$323,132
Payroll tax liabilities	33,574	31,769
Current portion of notes payable	18,273	12,010
Due to officer	-	243
Deferred franchise fees	276,500	72,500
Deferred sales	654,945	496,362
Total current liabilities	1,527,914	936,016

Long-term Liabilities:
Notes payable, net of current portion	57,001	40,614
Total long-term liabilities	57,001	40,614
Total liabilities	1,584,915	976,630

Stockholders' Equity (Deficit):
Preferred stock, no par value, 5 Million shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par, 50 million shares authorized;
17,749,342 and 16,291,814 shares issued
and outstanding	17,749	16,292
Additional paid in capital	2,612,673	1,843,157
Accumulated deficit	(2,840,139)	(1,828,433)
Total stockholders' equity (deficit)	(209,717)	31,016

	$1,375,198	$1,007,646

The accompanying notes are an integral part of these financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.
STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED DECEMBER 31 2005 AND 2004

	Three Months Ended		Six Months Ended
	December 31		December 31
	2005	2004	2005	2004

Revenues	$983,127	$712,324	$2,003,980	$1,092,291

Cost of revenues	565,032	444,494	1,138,933	693,280
Occupancy expenses	78,204	49,005	153,152	102,542
Selling, general and administrative expenses	1,080,250	370,252	1,721,031	634,454
	1,723,486	863,751	3,013,116	1,430,276

Loss from operations	(740,359)	(151,427)	(1,009,136)	(337,985)

Interest income	1	5	47	54
Interest expense	(1,371)	(9,584)	(2,617)	(14,584)

Net loss	$(741,729)	$(161,006)	$(1,011,706)	$(352,515)

Basic and diluted:
Loss per common share	$(0.04)	$(0.02)	$(0.06)	$(0.04)

Weighted average shares	17,428,594	9,775,000	17,105,708	9,775,000

The accompanying notes are an integral part of these financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
SIX MONTHS ENDED DECEMBER 31 AND YEAR ENDED JUNE 30, 2005

		Additional		Total
	Common	Paid-in	Accumulated	Stockholders'
	Stock	Capital	Deficit	Equity (Deficit)

Balance at June 30, 2005	$16,292	$1,843,157	$(1,828,433)	$31,016

Issuance of common stock, private placement	1,447	486,026	-	487,473

Redemption of founder's stock	(800)	800	-	-

Issuance of common stock for services	810	282,690	-	283,500

Net loss for the Six months ended December 31, 2005	-	-	(1,011,706)	(1,011,706)

Balance at December 31, 2005	$17,749	$2,612,673	$(2,840,139)	$(209,717)

The accompanying notes are an integral part of these financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31

	2005	2004
Cash flows from operating activities:
Net Loss	$(1,011,706)	$(352,515)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	50,390	23,443
Issuance of common stock for services	283,500	-
Increase in assets
Accounts receivables	(6,443)	(4,734)
Inventory	(64,544)	(95,228)
Prepaid expenses	815	(26,851)
Increase in liabilities
Accounts payable and accrued expenses	221,490	150,483
Payroll tax liabilities	1,805	19,329
Due to officer	(243)	(2,624)
Deferred franchise fees	204,000	50,000
Deferred sales	158,583	203,973
Net cash used in operating activities	(162,353)	(34,724)

Cash flows from investing activities:
Purchase of property and equipment	(167,652)	(51,475)
Net cash used in investing activities	(167,652)	(51,475)

Cash flows from financing activities:
Repayment of notes payable	-	(202,051)
Proceeds from note payable	22,650	-
Proceeds from issuance of common stock	487,473	325,000
Net cash provided by financing activities	510,123	122,949

Net increase in cash	180,118	36,750
Cash and equivalents, beginning of period	112,874	119,228

Cash and equivalents, end of period	$292,992	$155,978

Supplemental disclosure:
Cash paid during the period for interest	$2,617	$14,584

Supplemental disclosure of non-cash
investing and financing activites:
Conversion of notes payable to common stock	$-	$202,051
Liabilities assumed as part of merger	$13,026	$-
Acquisition of property and equipment
by issuance of notes payable	$36,530	$-

The accompanying notes are an integral part of these financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1: Nature of Operations and Significant Accounting Policies

Basis of Presentations. The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ended June 30, 2006. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2005.

Nature of Operation. Theater Xtreme Entertainment Group, Inc. (the “Company”), a Florida corporation, is a retail store and franchise marketing company engaged in retail sales and distribution through the operation of its home cinema design centers, the sale of franchise stores and wholesale product distribution to franchisees. The Company opened its first Company retail store, “design center”, in September 2003 in Newark, Delaware. In August 2004, the Company opened a second Company-owned design center in Wilmington, Delaware. In September 2005, the Company opened a third Company-owned design center in Bel-Air, Maryland. The Company has sold fifteen franchises, three of which are open and operating. The Company has designed and created large-format home theater entertainment systems offering new technology at prices affordable to many families. The Company expects to offer franchise licenses nationwide as well as open additional stores in the Mid-Atlantic region.

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

Revenue Recognition. Retail sales include all sales from Company-owned design centers. The following is a summary of earned revenues for the three and six months ended December 31:

	Three Months ended December 31		Six Months ended December 31
	2005	2004	2005	2004
Retail sales	$884,161	$712,324	$1,808,963	$1,092,291
Wholesale sales	61,052	-	128,076	-
Franchise licenses and royalties	37,914	-	66,941	-
Total revenues	$983,127	$712,324	$2,003,980	$1,092,291

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

The following is a summary of amounts included in deferred sales as at December 31:

	2005	2004
Deferred Retail sales	$631,845	$496,362
Unearned service contract revenue	23,100	-
Total Deferred Sales	$654,945	$496,362

Loss Per Share. The Company follows SFAS 128, “Earnings Per Share,” resulting in the presentation of basic and diluted earnings (loss) per share. The basic loss per share calculations include the change in capital structure that resulted from the merger for all periods presented. For the three and six months ended December 31, 2005 and 2004, the basic and diluted loss per share are the same, because the assumed conversion of stock equivalents would be antidilutive as the Company experienced a net loss for these periods.

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

Advertising Costs. Advertising and sales promotion costs are expensed as incurred. Advertising and promotional expense totaled $101,420 and $76,558 for the three month periods ended December 31, 2005 and 2004, respectively and $225,240 and $120,338 for the six months ended December 31, 2005 and 2004, respectively.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 2: Common Stock

During the six months ended December 31, 2005, the Company sold 1,447,528 of its common shares at a purchase price of $0.35 per share in an offering of common stock pursuant to an Offering Memorandum dated April 26, 2005, as amended. Net proceeds for these shares amounted to $487,473. During the six months ended December 31, 2005, the Company issued 810,000 of its common shares to certain vendors in consideration for services provided, valued at $283,500.

During the six months ended December 31, 2005, the Company founder contributed 800,000 common shares to the Company pursuant to a settlement agreement.

Note 3: Stock Option Plan

In April, 2005, stockholders holding a majority of the shares of the Company’s common stock approved the adoption of the Company’s 2005 Stock Option Plan (the “Plan”). The Plan is designed to help the Company attract, motivate and retain quality employees necessary to successfully execute the Company’s business plans. On December 21, 2005 stockholders holding a majority of the shares of the Company’s common stock approved an increase in the number of common shares allocated to the Plan to 2,000,000 up from 1,400,000 shares. Participation in the Plan is limited to employees and Directors.

At June 30, 2005, there were 890,000 stock options outstanding under the 2005 Stock Option Plan. At December 31, 2005, there were 1,370,000 stock options outstanding under the 2005 Stock Option Plan. The 2005 Stock Option Plan was amended on December 21, 2005 increasing the total number of Plan shares available for grant to 2,000,000 shares. In the six months ended December 31, 2005, the Company granted to certain employees common stock options to purchase 560,000 shares of its common stock and 80,000 options were forfeited by former employees.

In the six months ended December 31, 2005, the Company granted to certain employees common stock options to purchase 560,000 shares of its common stock and 80,000 options were forfeit by former employees. During that same period, there were no grants of non-qualified options.

A summary of stock option transactions for the six months ended December 31, 2005 is as follows:

	Incentive Stock Options			Non-Qualified Stock Options
			Exercise Price	All Non-		Exercise Price
	All ISO	Vested	Per Common	Qualified	Vested	Per Common
	Shares	Shares	Share	Shares	Shares	Share

Balance, June 30, 2005	740,000	57,500	$0.35	150,000	-	$0.35

Granted / vested during the period	560,000	75,000	$0.35	-	-	xx

Exercised during the period	-	-	xx	-	-	xx

Forfeit during the period	(80,000)	-	xx	-	-	xx

Balance, December 31, 2005	1,220,000	132,500	$0.35	150,000	-	$0.35

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

The Company accounts for stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” which for employee stock options permits the use of intrinsic value method described in APB opinion No. 25, Accounting for Stock Issued to Employees, and requires the Company to disclose the pro forma effects for accounting for stock-based compensation using the fair value method as described in the optional accounting requirements of SFAS No. 123.

Beginning January 1, 2006, the Company will account for stock-based compensation in accordance with SFAS 123R, “Accounting for Stock-Based Compensation” requiring all companies to expense the fair value of employee stock options effective with the beginning of the next fiscal quarter beginning after December 15, 2005 for a small business issuer.

Had compensation cost for the Company’s stock option plan been determined based on the fair value of the Company’s common stock at the dates of awards under the fair value method of SFAS No. 123, the Company’s net loss and net loss per common share for the three and six months ended December 31, 2005 would have been increased to the pro forma amounts indicated below. For 2005, the fair value amounts were estimated using the Black-Scholes options pricing model with the following assumptions: no dividend yield, expected volatility of 60%, risk-free interest rate of approximately 3 to 5% and expected option life of ten years. There were no stock option grants issued in 2004.

	Three months Ended December 31		Six months Ended December 31
	2005	2004	2005	2004

Net loss:
As reported	$(741,729)	$(161,006)	(1,011,706)	$(352,515)
Pro froma	$(760,849)	$(161,006)	(1,030,826)	$(352,515)

Net loss per common share
basic and diluted:
As reported	$(0.06)	$(0.04)	(0.06)	$(0.04)
Pro forma	$(0.06)	$(0.04)	(0.06)	$(0.04)

Note 4: Income Taxes

Deferred income taxes reflect the net effect of an operating loss carryforward. There are no significant temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

The components of the deferred assets are as follows at December 31, 2005 and June 30, 2005:

	December 31, 2005	June 30 2005
Net operating loss carryforward	$1,020,000	$658,000
Less valuation allowance	(1,020,000)	(658,000)

	$0	$0

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

There is no income tax benefit for the losses for the six months ended December 31, 2005 or December 31, 2004, since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits. A valuation allowance was required since the ultimate realization of deferred tax assets is dependent upon future taxable income and management believes that it is more likely than not that the deferred tax asset will not be realized through future taxable income.

At June 30, 2005, the Company had a net operating loss carryforward for Federal and state income tax purposes of approximately $1,828,000 which, if not used, will expire in the fiscal year ending June 30, 2026.

Note 5: Subsequent Events

In January 2006, the Company began offering up to 500,000 shares of its common stock for sale at a minimum purchase price of $1.00 per share.

In January 2006, the Company issued to certain of its employees options to purchase 30,000 shares of the Company’s common stock at an exercise price of $1.00 per share. These options expire in 10 years. These options will vest over the next four years, and are exercisable contingent on the employee being employed as of the vesting anniversary date. In accordance with the fair value method of accounting for stock options, the expense will be recognized when the contingency has been met.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Information

The following Management’s Discussion and Analysis should be read in conjunction with the Company’s unaudited financial statements and notes for the three and six month periods ended December 31, 2005 included herein and its audited financial statements and notes for the year ended June 30, 2005 included in its Form 10-KSB filed with the Securities and Exchange Commission.

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

The Company’s first retail store, “design center,” opened in September 2003 in Newark, Delaware, and was built to resemble an actual movie theater. A separate distribution center, warehouse and administrative office facility opened in February 2004, also in Newark, Delaware. This multi-purpose facility will provide installation and service, warehousing and product distribution, and other retail support services to a cluster of Company-owned design centers in contiguous and surrounding areas. The second Company-owned design center opened in August, 2004 in Wilmington, Delaware and a third Company-owned design center opened in September, 2005 in Bel-Air, Maryland. The Company anticipates that it will open additional Company-owned design centers in the Mid-Atlantic region in the future.

The sale of franchises is integral to the Company’s success. Since inception, the Company has sold fifteen franchises through December 31, 2005, the first of which opened in May 2005 in East Longmeadow, Massachusetts, the second in September 2005 in Auburn Hills, Michigan and the third in Leesport, Pennsylvania in December 2005. Other franchised design centers are planned for opening dates in early 2006. Management expects to significantly expand its franchising activities in 2006. These and future franchised retail design centers will generally reflect enhanced physical layouts and may incorporate other refinements or modifications depending on the design center’s physical characteristics.

Effective February 11, 2005, Theater Xtreme, Inc. merged with and into BF Acquisition Group II, Inc., a Florida corporation. The merged entity changed its name to Theater Xtreme Entertainment Group, Inc., with its principal offices located at 250 Corporate Blvd., Suites E & F, Newark, DE, 19702. The following discussion refers to Theater Xtreme, Inc. for all periods prior to the effective date of the merger and to the combined company, Theater Xtreme Entertainment Group, Inc., thereafter.

The Company has a limited operating history for evaluating trends and seasonality.

Results of Operations for the three months ended December 31, 2005 compared to the three months ended December 31, 2004

Recognized sales for the three months ended December 31, 2005 were $983,127 compared to $712,324 for the three months ended December 31, 2004. Gross profit amounts and percentages were $418,095 and 43% for the three months ended December 31, 2005 as compared to $267,830 and 38% for the three months ended December 31, 2004. The increase in sales reflects continued growth and the addition of the Company’s third design center as well as the recognition of franchise fees for the Leesport, Pennsylvania franchise. The fluctuation in gross profit percentages continues to reflect the nature of operations being in a startup stage. Retail sales orders for the three months ended December 31, 2005 were $1,161,220 compared to $977,364 for the three months ended December 31, 2004.

Occupancy expenses for the three months ended December 31, 2005 were $78,204 compared to $49,005 for the three months ended December 31, 2004. The increase is directly related to the opening of the second and third design centers.

Selling, general and administrative expenses for the three months ended December 31, 2005 were $1,080,250 compared to $370,252 for the three months ended December 31, 2004. The increase relates to additional personnel and operating costs associated with the opening of the Bel-Air, Maryland design center in September, 2005 and the expansion of Company operations toward the creation of a national organization. Expenses for the three months ended December 31, 2005 include Advertising and Promotional expenses of $108,408 compared to $76,558 spent during the three months ended December 31, 2004. Professional fees, including $280,000 in fees paid to investor relations vendors, amounted to $335,780 for the three months ended December 31, 2005 compared to $26,722 for the three months ended December 31, 2004. During the three months ended December 31, 2005, the Company sold ten (10) new franchises incurring franchise commissions of $44,180. Personnel costs account for the majority of the remaining increase in selling, general and administrative expenses.

Results of Operations for the six months ended December 31, 2005 compared to the six months ended December 31, 2004

Recognized sales for the six months ended December 31, 2005 were $2,003,980 compared to $1,092,291 for the six months ended December 31, 2004. Gross profit amounts and percentages were $865,047 and 43% for the six months ended December 31, 2005 as compared to $399,011 and 37% for the six months ended December 31, 2004. The increase in sales reflects continued growth and the addition of the Company’s third design center as well as the recognition of franchise fees for the Auburn Hills, Michigan and Leesport, Pennsylvania franchises. The fluctuation in gross profit percentages continues to reflect the nature of operations being in a startup stage. Retail sales orders for the six months ended December 31, 2005 were $1,988,077 compared to $1,411,682 for the six months ended December 31, 2004.

Occupancy expenses for the six months ended December 31, 2005 were $153,152 compared to $102,542 for the six months ended December 31, 2004. The increase is directly related to the opening of the second and third design centers.

Selling, general and administrative expenses for the six months ended December 31, 2005 were $1,721,031 compared to $634,454 for the six months ended December 31, 2004. The increase relates to additional personnel and operating costs associated with the opening of the Bel-Air, Maryland design center in September, 2005 and the expansion of Company operations toward the creation of a national organization. Expenses for the six months ended December 31, 2005 include Advertising and Promotional expenses of $225,240 compared to $120,338 spent during the six months ended December 31, 2004. Professional fees, including $280,000 in fees paid to investor relations vendors, amounted to $393,293 for the six months ended December 31, 2005 compared to $31,450 for the six months ended December 31, 2004. During the six months ended December 31, 2005, the Company sold ten (10) new franchises incurring franchise commissions of $44,180. Personnel costs account for the majority of the remaining increase in selling, general and administrative expenses.

Liquidity

The Company’s cash position increased to $292,992 at December 31, 2005 from $112,874 at June 30, 2005 owing largely to the net proceeds from the sale of its common stock.

The loss for the six months ended December 31, 2005 of $(1,011,706) reflected $313,890 in non-cash charges including $283,500 in common stock issued for services rendered. The net amount, together with the increase in inventories $(64,544), were offset by an increase in accounts payable and accrued liabilities resulting in a net cash used in operating activities of $(162,353). During the six months ended December 31, 2005, the Company spent $167,652 for the acquisition of vehicles, store equipment and leasehold improvements.

During the six months ended December 31, 2005, the Company increased its notes payable by $22,650 and sold 1,447,528 shares of its common stock at a purchase price of $0.35 per share each, with net proceeds amounting to $487,473. The Company issued 810,000 shares of its common stock at a price of $0.35 per share in consideration for services rendered by certain vendors, totaling $283,500, inclusive of 800,000 shares for investor relations services.

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

Item 3. Controls and Procedures.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. The evaluation revealed to the Company’s principal executive officer and principal financial officer that the design and operation of the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no significant changes in the Company’s internal controls and in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls for the period covered by this Quarterly Report on Form 10-QSB.

PART II
OTHER INFORMATION

Item 2. Unregistered sales of Equity Securities and Use of Proceeds

On January 20, 2006, the Company began offering up to 500,000 shares of its common stock at a minimum purchase price of $1.00 per share. There can be no assurance that the offering will be fully subscribed.

The shares of the Company’s common stock were issued in reliance upon exemptions from registration available under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, and are “restricted securities”.

No underwriters or agents were involved in the foregoing issuances and no commission or other remuneration was paid or given directly or indirectly by the Company.

Item 4. Submission of Matters to a Vote of Security Holders

On December 21, 2005, the Company held its annual meeting during which the shareholders elected the following individuals as Directors of the Company for a one year term, all of whom were incumbent Directors:

Name	Votes For	Abstained
Scott Oglum	14,674,297	90,140
Justin Schakelman	14,674,297	90,140
H. Gregory Silber	14,674,297	90,140
David Hludzinski	14,674,297	90,140
W. James Ludlow	14,674,297	90,140

Additionally, at its December 21, 2005 annual meeting, shareholders voted on the following proposals:

Proposal	Votes For	Votes Against	Abstained
To appoint Cogen Sklar as the Company’s independent auditors	14,506,440	42,857	215,140

To amend the Company’s Stock Option Plan increasing the total number of shares available for grant	14,496,440	52,857	215,140

Item 6. Exhibits

Exhibit	Description of Exhibit

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended executed by the Chief Executive Officer of the Company.
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended executed by the Chief Financial Officer of the Company.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by the Chief Executive Officer of the Company.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by the Chief Financial Officer of the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THEATER XTREME ENTERTAINMENT GROUP, INC.

February 14, 2006	By: /s/ Scott R. Oglum
Scott R. Oglum
Chairman of the Board and Chief Executive Officer

By: /s/ James J. Vincenzo
James J. Vincenzo
Chief Financial Officer