Form 10QSB
period 2006-03-31
THEATER XTREME ENTERTAINMENT GROUP, INC
filed 2006-05-15
CIK 1089775

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

                                            (Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006.
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _X_ Yes ___ No

Indicate by check mark whether the registrant is a shell company (as defined in Rile 12b-2 of the Exchange Act:
__ Yes _X_ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of April 30, 2006, there were approximately 18,522,342 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ___ No X

THEATER XTREME ENTERTAINMENT GROUP, INC.

Form 10-QSB Index
March 31, 2006

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

THEATER XTREME ENTERTAINMENT GROUP, INC.
BALANCE SHEETS
MARCH 31 2006 AND JUNE 30 2005

	MARCH 31	JUNE 30
	2006	2005
Assets	(Unaudited)	(Audited)

Current Assets:
Cash and equivalents	$129,388	$112,874
Accounts receivable, net of allowance of $ 4,281 and $4,851	50,194	22,797
Inventory	588,122	460,111
Prepaid expenses	95,975	123,444
Total current assets	863,679	719,226

Property and Equipment, net	368,570	267,700

Other Assets:
Deposits	20,720	20,720

	$1,252,969	$1,007,646

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued expenses	$582,268	$323,132
Payroll tax liabilities	42,041	31,769
Current portion of notes payable	18,613	12,010
Due to officer	-	243
Deferred franchise fees	251,500	72,500
Deferred sales	726,183	496,362
Total current liabilities	1,620,605	936,016

Long-term Liabilities:
Notes payable, net of current portion	52,210	40,614
Total long-term liabilities	52,210	40,614
Total liabilities	1,672,815	976,630

Stockholders' Equity (Deficit):
Preferred stock, no par value, 5 Million shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par, 50 million shares authorized;
17,957,342 and 16,291,814 shares issued
and outstanding	17,957	16,292
Additional paid in capital	2,839,400	1,843,157
Accumulated deficit	(3,277,203)	(1,828,433)
Total stockholders' equity (deficit)	(419,846)	31,016

	$1,252,969	$1,007,646

The accompanying notes are an integral part of these financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.
STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED MARCH 31 2006 AND 2005

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2006	2005	2006	2005

Revenues	$1,224,272	$827,197	$3,228,252	$1,919,489

Cost of revenues	730,998	428,679	1,869,931	1,121,959
Occupancy expenses	80,025	53,501	233,177	153,346
Selling, general and administrative expenses	849,020	1,043,063	2,570,051	1,680,216
	1,660,043	1,525,243	4,673,159	2,955,521

Loss from operations	(435,771)	(698,046)	(1,444,907)	(1,036,032)

Interest income	1	6	47	60
Interest expense	(1,293)	(9,756)	(3,910)	(24,340)

Net loss	$(437,063)	$(707,796)	$(1,448,770)	$(1,060,312)

Basic and diluted:
Loss per common share	$(0.02)	$(0.06)	$(0.08)	$(0.10)

Weighted average shares	17,875,225	12,300,000	17,360,818	10,609,836

The accompanying notes are an integral part of these financial statements.

[
THEATER XTREME ENTERTAINMENT GROUP, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
NINE MONTHS ENDED MARCH 31 2006

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balance at June 30, 2005	$16,292	$1,843,157	$(1,828,433)	$31,016

Issuance of common stock, private placements	1,635	661,928	-	663,563

Redemption of Founder stock	(800)	800	-	-

Issuance of Common Stock for Services	830	302,670	-	303,500

Vested Employee Stock Options	-	22,084	-	22,084

Vested Non-Employee Stock Options	-	8,761	-	8,761

Net loss for the nine months ended March 31, 2006	-	-	(1,448,770)	(1,448,770)

Balance at March 31, 2006	$17,957	$2,839,400	$(3,277,203)	$(419,846)

The accompanying notes are an integral part of these financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31

	2006	2005
Cash flows from operating activities:
Net Loss	$(1,448,770)	$(1,060,312)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	75,587	37,951
Issuance of common stock for services	303,500	236,250
Employee Stock Option Vesting	22,084	-
Non-Employee Stock Option Vesting	8,761	-
Increase/(Decrease) in assets
Accounts receivables	(27,397)	(40,533)
Inventory	(128,011)	(195,010)
Prepaid expenses	27,469	(64,516)
Increase/(Decrease) in liabilities
Accounts payable and accrued expenses	259,136	355,760
Payroll tax liabilities	10,272	19,002
Due to officer	(243)	(51)
Deferred franchise fees	179,000	-
Deferred sales	229,821	352,125
Net cash used in operating activities	(488,791)	(359,334)

Cash flows from investing activities:
Purchase of property and equipment	(176,457)	(73,884)
Net cash used in investing activities	(176,457)	(73,884)

Cash flows from financing activities:
Repayment of notes payable	-	(6,746)
Proceeds from note payable	18,199	658,500
Proceeds from financing lease	-	1,792
Proceeds from issuance of common stock	663,563	-
Net cash provided by financing activities	681,762	653,546

Net increase in cash	16,514	220,328
Cash and equivalents, beginning of period	112,874	119,228

Cash and equivalents, end of period	$129,388	$339,556

Supplemental disclosure:
Cash paid during the period for interest	$3,910	$15,659

Supplemental disclosure of non-cash
investing and financing activites:
Conversion of notes payable to common stock	$-	$325,000
Liabilities assumed as part of merger	$13,026	$13,026
Acquisition of property and equipment
by issuance of notes payable	$36,530	$26,596

The accompanying notes are an integral part of these financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1: Nature of Operations and Significant Accounting Policies

Basis of Presentations. The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended June 30, 2006. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005.

Nature of Operation. Theater Xtreme Entertainment Group, Inc. (the “Company”), a Florida corporation, is a retail store and franchise marketing company engaged in retail sales and distribution through the operation of its home cinema design centers, the sale of franchise stores and wholesale product distribution to franchisees. The Company opened its first Company retail store, “design center,” in September 2003 in Newark, Delaware. In August 2004, the Company opened a second Company-owned design center in Wilmington, Delaware. In September 2005, the Company opened a third Company-owned design center in Bel-Air, Maryland. The Company has sold fifteen franchises, five of which are open and operating. The Company has designed and created large-format home theater entertainment systems offering new technology at prices affordable to many families. The Company expects to offer franchise licenses nationwide as well as open additional stores in the Mid-Atlantic region.

Merger On February 11, 2005 the Company acquired BF Acquisition Group II, Inc., a Florida corporation. Under the terms of the merger agreement, each stockholder of Theater Xtreme, Inc. received 4.60 shares of voting common stock of BF Acquisition Group II, Inc. for each share of Theater Xtreme, Inc. common stock held by such stockholder. Following the merger, the Company changed its name to Theater Xtreme Entertainment Group, Inc. Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination. That is, the share exchange is equivalent to the issuance of stock by Theater Xtreme Entertainment Group, Inc. for the net monetary assets of BF Acquisition Group II, Inc., accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange will be identical to that resulting from a reverse acquisition, except no goodwill will be recorded. Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, BF Acquisition Group II, Inc., are those of the legal acquiree which are considered to be the accounting acquirer, Theater Xtreme Entertainment Group, Inc.

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

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Revenue Recognition. Retail sales include all sales from Company-owned design centers. The following is a summary of earned revenues for the three and nine months ended March 31:

	Three Months ended March 31		Nine Months ended March 31
	2006	2005	2006	2005
Retail sales	$1,033,101	$827,197	$2,842,064	$1,919,489
Wholesale sales	138,371	-	266,447	-
Franchise licenses and royalties	52,800	-	119,741	-
Total revenues	$1,224,272	$827,197	$3,228,252	$1,919,489

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

The following is a summary of amounts included in deferred sales as at March 31:

	2006	2005
Deferred Retail sales	$701,646	$432,693
Unearned service contract revenue	24,537	14,295
Total Deferred Sales	$726,183	$446,988

Loss Per Share. The Company follows SFAS 128, “Earnings Per Share,” resulting in the presentation of basic and diluted earnings (loss) per share. The basic loss per share calculations include the change in capital structure that resulted from the merger for all periods presented. For the three and nine months ended March 31, 2006 and 2005, the basic and diluted loss per share are the same, because the assumed conversion of stock equivalents would be antidilutive as the Company experienced a net loss for these periods.

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

Advertising Costs. Advertising and sales promotion costs are expensed as incurred. Advertising and promotional expense totaled $125,134 and $74,568 for the three month periods ended March 31, 2006 and 2005, respectively and $357,714 and $189,595 for the nine months ended March 31, 2006 and 2005, respectively.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 2: Common Stock

During the nine months ended March 31, 2006, the Company sold 1,635,528 of its common shares. Of these, 1,447,528 shares were sold at a purchase price of $0.35 per share in an offering of common stock pursuant to an Offering Memorandum dated April 26, 2005, as amended. Net proceeds for these shares amounted to $487,473. The remaining 188,000 shares were sold at a purchase price of $1.00 pursuant to a stock offering that commenced January 20, 2006. This latest Offering remains open. See also subsequent events.

During the nine months ended March 31, 2006, the Company issued 830,000 of its common shares to certain vendors in consideration for services provided, valued at $303,500.

During the nine months ended March 31, 2006, the Company founder contributed 800,000 common shares to the Company pursuant to a settlement agreement.

Note 3: Stock Option Plan

In April, 2005, stockholders holding a majority of the shares of the Company’s common stock approved the adoption of the Company’s 2005 Stock Option Plan (the “Plan”). The Plan is designed to help the Company attract, motivate and retain high quality employees necessary to execute the Company’s business plans successfully. On December 21, 2005 stockholders holding a majority of the shares of the Company’s common stock approved an increase in the number of common shares allocated to the Plan to 2,000,000, up from 1,400,000 shares. Participation in the Plan is limited to employees and Directors.

At June 30, 2005, there were 870,000 stock options outstanding under the 2005 Stock Option Plan. At March 31, 2006, there were 1,360,000 stock options outstanding under the 2005 Stock Option Plan. The 2005 Stock Option Plan was amended on December 21, 2005 increasing the total number of Plan shares available for grant to 2,000,000 shares. In the nine months ended March 31, 2006, the Company granted to certain employees common stock options on 590,000 of its common shares and options to purchase 100,000 shares held by former employees terminated. During that same period, there were no grants of non-qualified options.

A summary of stock option transactions for the nine months ended March 31, 2006 is as follows:

	Incentive Stock Options			Non-Qualified Stock Options
			Exercise Price	All Non-		Exercise Price
	All ISO	Vested	Per Common	Qualified	Vested	Per Common
	Shares	Shares	Share	Shares	Shares	Share

Balance, June 30, 2005	720,000	57,500	$0.35	150,000	-	$0.35

Granted / vested during the period	590,000	132,500	$0.35 to $1.00	-	-	xx

Exercised during the period	-	-	xx	-	-	xx

Cancelled / forfeit during the period	(100,000)	-	xx	-	-	xx

Balance, March 31, 2006	1,210,000	190,000	$0.35 to $1.00	150,000	-	$0.35

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 4: Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative.

On January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method as permitted under SFAS 123(R). Under this transition method, compensation cost recognized in the first calendar quarter or fiscal quarter of 2006 includes compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated.

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility of 60%, risk-free interest rate of from between 3.0% to 5.25% and expected option life of ten years.

In April 2005, the Company issued, to outside members of the Company's board of directors, stock options to purchase 150,000 shares, in the aggregate, of its common stock at an exercise price of $0.35 per share in accordance with the provisions of the Company's 2005 Stock Option Plan, and recorded pursuant to Section 4(2) of the Securities Act in exchange for services. The stock options are exercisable until April 2015 and vest 25% per year. In accordance with the fair value method as described in accounting requirements of SFAS 123(R), the Company recognized $8,761 for the three months and nine months ended March 31, 2006.

As a result of the adoption of SFAS 123(R), during the quarter ended March 31, 2006, the Company’s net income was approximately $30,845 lower as a result of stock-based compensation expense, including $8,761 recognized on behalf of outside board members. As of March 31, 2006, there was $277,475 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through June 30, 2010.

Prior to December 31, 2005, the Company followed the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. The provisions of SFAS No. 123 allowed companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), but disclose the pro forma effects on net income had the fair value of the options been expensed. The Company elected to apply APB 25 in accounting for its stock option incentive plans. For the six months ended December 31, 2005, had the fair value of the options been expensed, the loss from operations would have been $(1,038,026) versus $(1,011,706) as reported.

In accordance with APB 25 and related interpretations, compensation expense for stock options was recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees was equal to the fair market value of the Company’s common stock at the date of grant, thereby resulting in no recognition of compensation expense by the Company prior to December 31, 2005.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Had compensation cost for the Company’s stock option plans been determined based on the fair value method set forth in SFAS No. 123 during the prior year, the Company’s net income (loss) and basic and diluted net income (loss) per common share would not have changed since the Company did not grant any stock options for the quarter ended March 31, 2005.

The following table summarizes all stock option activity of the Company since December 31, 2005:

			Weighted Average
	Number	Exercise	Exercise
	of Shares	Price	Price

Outstanding, December 31, 2005	1,370,000	$0.35	$0.350

Granted	30,000	$1.00	$1.000
Exercised	None	xx	xx
Cancelled	(40,000)	$0.35	$0.350

Outstanding, March 31, 2006	1,360,000	$0.35 to $1.00	$0.364

Exercisable, March 31, 2006	190,000	$0.35	$0.350

Note 5: Income Taxes

Deferred income taxes reflect the net effect of an operating loss carryforward. There are no significant temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

The components of the deferred assets are as follows at March 31, 2006 and June 30, 2005:

	March 31, 2006	June 30 2005
Net operating loss carryforward	$1,125,000	$658,000
Less valuation allowance	(1,125,000)	(658,000)

	$0	$0

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

There is no income tax benefit for the losses for the nine months ended March 31, 2006 or March 31, 2005, because management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits. A valuation allowance was required because the ultimate realization of deferred tax assets is dependent upon future taxable income and management believes that it is more likely than not that the deferred tax asset will not be realized through future taxable income.

At June 30, 2005, the Company had a net operating loss carryforward for Federal and state income tax purposes of approximately $1,828,000 which, if not used, will expire in the fiscal year ending June 30, 2026.

Note 6: Subsequent Events

During April, 2006, the Company issued 565,000 shares of its common stock for sale at a price of $1.00 per share realizing proceeds of $565,000.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Information

The following Management’s Discussion and Analysis should be read in conjunction with the Company’s unaudited financial statements and notes for the three and nine month periods ended March 31, 2006 included herein and its audited financial statements and notes for the year ended June 30, 2005 included in its Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

The sale of franchises is integral to the Company’s success. The Company has sold fifteen franchises through March 31, 2006, the first of which opened in May 2005 in East Longmeadow, Massachusetts, the second in September 2005 in Auburn Hills, Michigan, the third in Leesport, Pennsylvania in December 2005, the fourth in Boise, Idaho on March 18, 2006 and the fifth in Berwyn, Pennsylvania on April 28, 2006. Other franchised design centers are planned for opening dates in early to mid 2006. Management expects to expand its franchising activities in 2006. These and future franchised retail design centers will generally reflect enhanced physical layouts and may incorporate other refinements or modifications depending on the design center’s physical characteristics.

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

Results of Operations for the three months ended March 31, 2006 compared to the three months ended March 31, 2005

Recognized sales for the three months ended March 31, 2006 were $1,224,272 compared to $827,197 for the three months ended March 31, 2005. Gross profit amounts and percentages were $493,274 and 40% for the three months ended March 31, 2006 as compared to $398,518 and 48% for the three months ended March 31, 2005. The increase in sales reflects continued retail sales growth given the addition of the Company’s third design center, growth in wholesale sales to franchisees as well as the recognition of franchise fees for the Boise, Idaho franchise and royalty revenue from franchisees. The fluctuation in gross profit percentages continues to reflect the nature of operations being in a startup stage as well as the impact of lower margin wholesale sales. Retail sales orders for the three months ended March 31, 2006 were $1,477,060 compared to $1,021,681 for the three months ended March 31, 2005.

Occupancy expenses for the three months ended March 31, 2006 were $80,025 compared to $53,501 for the three months ended March 31, 2005. The increase is directly related to the opening of the second and third design centers.

Selling, general and administrative expenses for the three months ended March 31, 2006 were $849,020 compared to $1,043,063 for the three months ended March 31, 2005. The decrease is attributable to the absence of costs associated with the merger on February 11, 2005. Expenses for the three months ended March 31, 2006 include Advertising and Promotional expenses of $125,134 compared to $74,568 spent during the three months ended March 31, 2005. Professional fees amounted to $67,917 for the three months ended March 31, 2006 compared to $334,191 for the three months ended March 31, 2005, and reflect a reduction due to the costs associated with the merger. During the three months ended March 31, 2006, the Company sold no new franchises.

Results of Operations for the nine months ended March 31, 2006 compared to the nine months ended March 31, 2005

Recognized sales for the nine months ended March 31, 2006 were $3,228,252 compared to $1,919,489 for the nine months ended March 31, 2005. Gross profit amounts and percentages were $1,358,321 and 42% for the nine months ended March 31, 2006 as compared to $797,530 and 42% for the nine months ended March 31, 2005. The increase in sales reflects continued retail sales growth given the addition of the Company’s third design center, growth in wholesale sales, as well as the recognition of franchise fees for the Auburn Hills, Michigan, Leesport, Pennsylvania and Boise, Idaho franchises and royalty revenue from franchisees. Retail sales orders for the nine months ended March 31, 2006 were $3,465,147 compared to $2,433,363 for the nine months ended March 31, 2005.

Occupancy expenses for the nine months ended March 31, 2006 were $233,177 compared to $153,346 for the nine months ended March 31, 2005. The increase is directly related to the opening of the second and third design centers.

Selling, general and administrative expenses for the nine months ended March 31, 2006 were $2,570,051 compared to $1,680,216 for the nine months ended March 31, 2005. The increase relates to additional personnel and operating costs associated with the opening of the Bel-Air, Maryland design center in September, 2005 and the expansion of Company operations toward the creation of a national organization. Expenses for the nine months ended March 31, 2006 include Advertising and Promotional expenses of $357,714 compared to $189,595 spent during the nine months ended March 31, 2005. Professional fees, including $280,000 in fees paid to investor relations vendors, amounted to $461,210 for the nine months ended March 31, 2006 compared to $365,641 for the nine months ended March 31, 2005. During the nine months ended March 31, 2006, the Company sold ten (10) new franchises incurring franchise commissions of $44,180. Personnel costs account for the majority of the remaining increase in selling, general and administrative expenses.

Liquidity

The Company’s cash position increased slightly to $129,388 at March 31, 2006 from $112,874 at June 30, 2005.

The loss for the nine months ended March 31, 2006 of $(1,448,770) reflected $393,745 in non-cash charges including $303,500 in common stock issued for services rendered. The net amount, together with the increase in inventories $(128,011), were offset by an increase in accounts payable and accrued liabilities resulting in a net cash used in operating activities of $(488,791). During the nine months ended March 31, 2006, the Company spent $176,457 for the acquisition of vehicles, store equipment and leasehold improvements.

During the nine months ended March 31, 2006, the Company increased its notes payable by $18,199 and sold 1,635,528 shares of its common stock. Of these shares, 1,447,528 shares were sold at a purchase price of $0.35 per share in an offering of common stock pursuant to an Offering Memorandum dated April 26, 2005, as amended. Net proceeds for these shares amounted to $487,473. The remaining 188,000 shares were sold at a purchase price of $1.00 pursuant to a stock offering that commenced January 20, 2006. The Company issued 810,000 shares of its common stock at a price of $0.35 per share and 20,000 shares of its common stock at $1.00 per share in consideration for services rendered by certain vendors, totaling $303,500, inclusive of 800,000 shares for investor relations services.

The Company’s cash flow from operations since inception has been and continues to be negative. The Company plans to continue to expand revenue by increasing the number of Company-owned design centers and by selling additional franchises and increasing the product distribution network to franchisees.

The Company’s net cash used in operating activities and net cash used in investing activities combined was $(665,248) for the nine months ended March 31, 2006. These cash requirements were almost entirely covered by the proceeds of the issuance of additional shares of common stock amounting to $663,563. The Company’s liquidity worsened despite the sale of additional shares. Although the Company hopes to reduce its net cash used in operating activities as the scope of its operations expands and provides additional cash flow, if it is unable to timely do so, the Company will be forced to seek additional capital most likely in the form of additional shares of capital stock offered for sale to investors. There is no assurance that any such capital would be available, or if available, could be obtained on terms satisfactory to the Company.

Future capital requirements and the adequacy of available funds will depend on numerous factors and risks, including the possible increase in the number of Company-owned design centers, the sale of Company franchises on a national level, the successful development of internally branded products for distribution to franchisees, and the results of risks associated with the Company’s ability to establish meaningful consumer market identification, branding and penetration, its ability to adapt to rapid technological changes, and its ability to successfully compete against intense competitive pressures from potentially larger, better capitalized future competitors when such enter its market segment. Further, the Company’s results of operations and resulting capital requirements will be impacted by a wide variety of additional factors and risks including, but not limited to general economic conditions, decreases in average selling prices over the life of any particular product, new product and technology introductions, the ability to acquire sufficient quantities of a given product in a timely manner, the ability to develop and maintain critical strategic supply and co-marketing relationships and the ability to safeguard intellectual property.

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

Item 3. Controls and Procedures.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The evaluation revealed to the Company’s principal executive officer and principal financial officer that the design and operation of the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no significant changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls for the period covered by this Quarterly Report on Form 10-QSB.

PART II
OTHER INFORMATION

Item 2. Unregistered sales of Equity Securities and Use of Proceeds

On January 20, 2006, the Company began offering up to 500,000 shares of its common stock at a minimum purchase price of $1.00 per share. On April 4, 2006, the Company increased this offering by 1,000,000 common shares to be offered at a minimum purchase price of $1.00 per share. There can be no assurance that the offering will be fully subscribed. This Offering remains open. As of March 31, 2006 and April 30, 2006, 188,000 and 565,000 common shares, respectively have been sold at $1.00 per share to both accredited and non-accredited investors realizing gross proceeds of $188,000 and $565,000, respectively.

The shares of the Company’s common stock were issued in reliance upon exemptions from registration available under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, and are “restricted securities”.

No underwriters or agents were involved in the foregoing issuances and no commissions were paid. The Company did engage the services of a consultant in the foregoing issuance and paid remuneration in the amount of $43,750 for services rendered.

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

THEATER XTREME ENTERTAINMENT GROUP, INC.

May 15, 2006	By: /s/ Scott R. Oglum
Scott R. Oglum
Chairman of the Board and Chief Executive Officer

By: /s/ James J. Vincenzo
James J. Vincenzo
Chief Financial Officer