Form 10KSB
period 2006-06-30
THEATER XTREME ENTERTAINMENT GROUP, INC
filed 2006-10-13
CIK 1089775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
                                (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to _________

Commission file number: 0-26845

THEATER XTREME ENTERTAINMENT GROUP, INC. (Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0913583 (I.R.S. Employer Identification No.)

250 Corporate Boulevard, Suite E&F Newark, Delaware (Address of principal executive offices)	19702 (Zip Code)

Registrant’s telephone number, including area code:   (302)  455-1334
Name of each exchange
Securities registered under Section 12(b) of the Exchange Act:	Title of Class	on which registered
	Common Stock, par value $.001 per share	OTC Bulletin Board

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [  ]

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes [ ] No [X]

State issuer’s revenues for its most recent fiscal year $4,619,142

As of September 15, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $11,406,966. Such aggregate market value was computed by reference to the September 15, 2006 closing stock price of the Company’s common stock as quoted on the OTC Bulletin Board.

As of September 15, 2006, 19,662,342 shares of the registrant’s Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format. Yes [ ] No [X]

Part III of this form 10-KSB in incorporated by reference from the registrant’s proxy statement to be filed within 120 days of the registrant’s fiscal year end.

Table of Contents

PART   I

  ITEM 1.    DESCRIPTION OF BUSINESS

Theater Xtreme Entertainment Group, Inc. (the “Company”) is a retail store and franchise marketing company engaged in retail sales and distribution through the operation of its home cinema design centers, the sale of franchise stores, and wholesale product distribution to franchisees.

The Company’s design centers focus on the sale and installation of affordable large-screen front projection in-home cinema rooms comprised of video and audio home theater components. Almost all of its home theater systems are installed on-site at customer homes, with screen sizes ranging from 80 inches to over 12 feet. The Company also sells theater seating, interior décor items, accessories and its digital theater management system called OneView™. In addition to home theater sales, the Company also sells and installs theater systems for business use. The Company targets its home theater system marketing toward a larger consumer base than traditional custom home theater companies and focuses on lower retail price points in a store setting where customers can easily and readily encounter the complete home theater experience in a number of home settings.

Retail pricing of the Company’s video systems starts at under $3,000 per system with an average price point of approximately $9,000. Systems are comprised of components from manufacturers such as Denon, Epson, Infocus®, Klipsch, Marantz, Mitsubishi and Polk Audio. Not all stores carry all products. A basic home theater system might include a 92” screen, ceiling mounted projector, and cabling, all of which would be installed by the Company at the customer’s choice of location. Video systems are sold as cinema packages and are branded under theater names, such as “The Rialto,” “The Majestic,” “The Palace,” and “The Grand.”

The Company’s first retail store or “design center” opened on September 1, 2003 in Newark, Delaware and was built to resemble an actual movie theater. A separate distribution center, warehouse and administrative office facility opened in February 2004, also in Newark, Delaware. This multi-purpose facility provides installation and service, warehousing and product distribution, and other retail support services to a cluster of company-owned design centers in contiguous and surrounding areas. The Company anticipates that it will open additional Company-owned design centers in the Mid-Atlantic region in the future.

The following table sets forth the number of design centers:

Theater Xtreme Entertainment Group, Inc.

	Owned and Operated by the Company	Franchised and Open	Subtotal	Franchised but Not Yet Open	Total

Number of Design Centers at June 30, 2004	1	0	1	0	1
Additions and deletions in the fiscal year ended June 30, 2005	1	1	2	3	5
Number of Design Centers at June 30, 2005	2	1	3	3	6
Additions and deletions in the fiscal year ended June 30, 2006	1	5	6	9	15
Number of Design Centers at June 30, 2006	3	6	9	12	21

In early 2005 the Company began to consider changes to the layout of its design centers and engaged the services of an architectural design firm to reconfigure store layouts and establish a more sophisticated appearance to support its brand image and create a more dramatic retail store atmosphere. Although the Company is still considering certain design center enhancements, most of its newer stores feature a redesigned layout including the Company-owned store located in Bel Air Maryland, and all but one franchisee-operated store.

The sale of franchises is integral to the Company’s success. The Company sold four franchises through June 30, 2005 and an additional fourteen through June 30, 2006 bringing the total number of franchises sold through June 30, 2006 to eighteen. The first franchise design center opened in May, 2005 in East Longmeadow, Massachusetts. During the past fiscal year an additional five franchise stores opened. Other franchised design centers are planned for opening dates beginning in the third and fourth calendar quarters of 2006 and continuing throughout 2007. These and future franchised retail design centers will generally reflect enhanced physical layouts and may incorporate other refinements or modifications depending on the store’s physical characteristics. Initial franchises sold for $25,000 per single franchise. The most recent sales price for a single franchise has been $40,000.

On July 1, 2006, the Company purchased the assets of and assumed the leasehold of its franchisee located in Leesport, Pennsylvania.

Also key to the Company’s success is the franchisees’ use and application of the Company’s franchise “system” that is designed to provide customers with a consistent and exciting store experience, reduce the time it takes to quote custom installation products, and improve the closing rate of the sales staff.

To accomplish these goals, the franchise “system” involves the storewide integration of tour demonstration procedures and an activity management system called SellX™. The Company’s “system” shuns the typical retail response of “May I help you” in favor of a well-defined store tour. After the tour, customers are taken to a design center workstation that is integrated into a web-based activity management system. At the workstation the design consultant provides customers with a sales quotation. Once a quotation is completed, subsequent customer contact is automated, with each design consultant receiving daily instructions following a prescribed marketing and fulfillment strategy. In addition, targeted customer e-mail correspondence maintains contact with all store visitors on an ongoing basis. Home theater component products for franchisee fulfillment are ordered at the time of sale and inventory levels are thereby minimized. The Company believes that its franchise “system” is unique within the audio-video industry.

Another component of the Company’s strategic expansion is increased distribution of targeted private-label products. In 2006, the Company expanded its private-label distribution efforts beginning with furniture and interior décor elements and additional private-label accessories. Seating and décor products are branded under the RowOne® registered trademark. The Company plans to expand its branding program to include additional trademarked products.

The Company has a limited operating history for evaluating trends and seasonality. The Company’s competition comes from existing audio/video dealers, custom audio/video installation companies, regional and national audio/video and general merchandise chain stores, furniture dealers and computer stores. Although the Company markets its private-label theater seating under the RowOne® brand, other seating, including theater seating, can be found at furniture dealers. Theater seating available at competitive stores and outlets is generally limited to a few styles and selections. The Company’s design centers feature six different seating styles and over 20 color selections. Audio/video products and components comprising the Company’s home theater systems are available from numerous manufacturers and are sold through local authorized specialty stores and regional and national chain stores and outlets.

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

Although the Company believes that it is currently difficult to find competitive outlets that showcase product offerings and selections in a manner similar to the Company’s design centers, there can be no certainty that other stores will not expand their selections and floor spacing to include similar product offerings, product displays and installation services.

On April 26, 2005, the Company began offering up to 2,900,000 shares of its common stock at a purchase price of $0.35 per share. This Offering was fully subscribed and the shares of the Company’s common stock were issued in reliance upon exemptions for registration available under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, and were “restricted securities.” Proceeds of this Offering, net of costs of the Offering, amounted to approximately $1,273,178.

On January 20, 2006, the Company began offering up to 1,500,000 shares of its common stock at a purchase prices of $1.00 per share. For this Offering, shares of the Company’s common stock were issued in reliance upon exemptions from registration available under Rule 506 of Regulation D and Section 4(2) of the Securities act of 1933, as amended, and were “restricted securities.” Under this Offering 1,053,000 shares were sold with net Proceeds (net of costs) amounting to approximately $985,218.

On August 23, 2006, the Company began offering for sale, at a minimum price of $2.00 per Unit, 500,000 Units (each of which consisted of two shares of Company common stock and a warrant to purchase one share of Company common stock at an exercise price equal to one-half of the then applicable Unit price) Although no Units have been sold as of October 13, 2006, management expects that this issue will be fully subscribed. Management believes that the net proceeds of the offering will capitalize and sustain the Company sufficiently to allow for retail center growth and the continued development and improvement of the franchise program, the implementation of a marketing campaign, and distribution of the Company’s products for a certain period of time. The Company has reserved the right to offer the Units for a sale price greater than $2.00 per share as well as the right to increase the number of Units under the offering. See Item 6--Management’s Discussion and Analysis or Plan of Operation.

The Company has received expressions of interest from two institutional investors who propose to purchase at par an aggregate of $500,000 of Company debentures bearing interest at 10% per year and maturing in 13 months. If purchased, the debentures would be issued with warrants expiring in five years to purchase 400,000 shares of Company common stock at an exercise price of $1.00 per share. There is no assurance that the Company will succeed in closing the $500,000 transaction. However, the Company has received a commitment from Universal Capital Management, Inc. that, if the Company does not sell at least $250,000 of such debentures and warrants on or before October 31, 2006, then Universal would purchase, on or before November 30, 2006, at par $250,000 of such debentures which would be issued with warrants to purchase 200,000 shares of Company Common stock.

As of June 30, 2006, the Company had 26 full-time employees and 5 part-time employees.

  Available Information

For more information about the Company, visit its web site at www.theaterxtreme.com. The Company’s electronic filings with the U.S. Securities and Exchange Commission (including its annual report on Form 10-KSB, quarterly reports on Form 10-QSB, and current reports on Form 8-K, and any amendments to these reports) are available free of charge at www.sec.gov. The public may also read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

RISK FACTORS

Investing in our securities involves a material degree of risk. Before making an investment decision, you should carefully consider the risk factors set forth below.

Limited Company History

Theater Xtreme Entertainment Group, Inc. (the “Company”) is the successor by merger to Theater Xtreme, Inc., which was formed in 2003 and accordingly, the Company has only a limited history upon which an evaluation of its prospects and future performance can be made. The Company’s operations are subject to all business risks associated with new enterprises. The likelihood of the Company’s success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the establishment and expansion of a business, operation in a competitive industry, and the continued development of advertising, promotions, and a corresponding customer base. There is a possibility that the Company could sustain losses in the future. There can be no assurances that the Company will operate profitably.

Inadequacy of Funds

The Company had a working capital deficit of $(299,290) at June 30, 2006 and sustained a net loss of $(2,132,730) for the twelve months then ended. If the Company does not raise a sufficient amount of capital, it may not have the ability to remain in business until such time, if ever, when it becomes profitable.

Although collectively the Company-owned design centers produce positive store operating profits in the aggregate, and although the franchised design centers provide revenue and profits to the Company in the form of royalty payments and profits from wholesale sales, the Company’s profits generated from these activities are not adequate to offset the Company’s aggregate overhead expenses. To rectify this shortfall, the Company either needs to reduce overhead expenses or increase the number of profitable operating stores to the point where the aggregate contribution from such stores offset the Company’s overhead expense. There is no assurance that the Company will be able to do so.

Dependence on Management

The Company’s business is significantly dependent on the Company’s management team. The Company’s success will be particularly dependent on Scott Oglum, the Company’s Chairman and Chief Executive Officer, founder of Theater Xtreme Entertainment Group, Inc. and developer of the Company’s operations and business plans, and manager of the businesses. The loss of this individual could have a material adverse effect on the Company. See Item 9. Directors and Executive Officers of the Registrant.

Risks Associated with Expansion

The Company plans on expanding its business through both expansion of its corporate stores and franchises. Any such expansion of operations will entail risks, and such actions may involve specific operational activities which may negatively affect the profitability of the Company. Consequently, shareholders must assume the risk that (i) such expansion may ultimately involve expenditures of funds beyond the resources available to the Company at that time, and (ii) management of such expanded operations may divert Management’s attention and resources away from its existing operations, all of which factors may have a material adverse effect on the Company’s present and prospective business activities.

Customer Base and Market Acceptance

Although the Company believes it can develop the retail design store and franchise expansion program, and develop a new store base through the marketing of the franchise opportunity, the inability of the Company to develop such a franchise base could have a material adverse effect on the Company. Although the Company believes that its market timing and the attractiveness of its franchise opportunity compared to that of alternative companies and products is competitive, no assurance can be given that the Company’s, products and e-commerce web site will attain a degree of market acceptance on a sustained basis or that it will generate revenues sufficient for sustained profitable operations.

Competition

To the knowledge of Management, competition for the Company’s type of franchise operation is non-existent. The sale of home theater systems (including projection systems) is currently handled by established specialty dealers and some well established mass merchants, internet dealers, and custom installation dealers which focus on the upscale marketplace.

Although there does exist some current competition, Management believes that the Company’s marketing programs are unique in nature and the expertise of Management combined with the innovative nature of its product matrix and its sophisticated web site will set the Company apart from its competitors. There is the possibility that new competitors could seize on the Company’s product ideas and business model and produce competing stores with similar product matrixes. Likewise, these new competitors could be better capitalized than the Company which could give them a significant competitive advantage. There is the possibility that the competitors could capture significant market share of the Company’s intended market.

General Economic Conditions

The financial success of the Company may be sensitive to adverse changes in general economic conditions in the United States, such as recession, inflation, unemployment, declining real estate values and increasing interest rates. Such changing conditions could reduce demand in the marketplace for the Company’s products and services. Management believes that the niche products and the extensive product line of the Company may insulate the Company from excessive reduced demand. Nevertheless, the Company has no control over these changes.

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

Control by Management

As of September 15, 2006, the Company’s officers and directors owned approximately 24% of the Company’s outstanding shares. Upon completion of the August 23, 2006 Offering described above (assuming all offered Shares are sold and all warrants are exercised), the Company’s officers and directors will continue to own approximately 22% of then issued and outstanding shares. Following the conversion of their outstanding options and without further increasing the number of offered shares pursuant to the August 23, 2006 Offering, the officers and directors will own approximately 25% of the then issued and outstanding shares. Although shareholders other than officers and directors own a majority of the Company’s common stock and will, therefore, have the ability to control a vote of the Company’s shareholders, the significant stake owned by officers and directors may, as a practical matter, allow them to control the affairs of the Company. Moreover, because the foregoing management ownership percentage does not include approximately 3,000,000 shares of common stock owned by Linda Oglum, wife of Scott Oglum, CEO of the Company (as to which he disclaims beneficial ownership), the chances of management control are that much more likely.

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

  ITEM 2.    DESCRIPTION OF PROPERTY

The Company leases its corporate offices and warehouse located in Newark, DE and retail design centers located in Newark, DE, Bel Air, MD, and Leesport, PA for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2011 and provide for renewal options ranging from none to five years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.

  ITEM 3.    LEGAL PROCEEDINGS

None.

  ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF OUR SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year ended June 30, 2006.

PART II

    ITEM 5.    MARKET FOR COMMON EQUITY RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

As of June 30, 2006, the Company’s common stock did not trade and was not quoted on any exchange. However, the Company’s common stock has been quoted on the OTC Bulletin Board since July 7, 2006. Between July 7, 2006 and September 15, 2006 the highest and lowest sale prices of the Company common stock were $3.05 and $0.80, respectively. The closing sale price on September 15, 2006 was $1.13.

As of September 15, 2006, the Company’s common stock was held by 19,662,342 holders of record.

The Company has never paid dividends on its Common Stock and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

On April 26, 2005, the Company began offering up to 2,900,000 shares of its common stock at a purchase price of $0.35 per share. This Offering was fully subscribed and the shares of the Company’s common stock were issued in reliance upon exemptions from registration available under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, and were “restricted securities.” Proceeds of this Offering, net of costs of the Offering, amounted to approximately $1,273,178.

On January 20, 2006, the Company began offering up to 1,500,000 shares of its common stock at a purchase price of $1.00 per share. For this Offering, shares of the Company’s common stock were issued in reliance upon exemptions from registration available under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, and were “restricted securities.” Under this Offering 1,053,000 shares were sold with proceeds (net of costs) amounting to approximately $985,218.

On August 23, 2006, the Company began offering for sale, at a minimum price of $2.00 per Unit, 500,000 Units (each of which consisted of two shares of Company common stock and a warrant to purchase one share of Company common stock at an exercise price equal to one-half of the then applicable Unit price) Although no Units have been sold as of September 25, 2006, management expects that this issue will be fully subscribed. Management believes that the net proceeds of the offering will capitalize and sustain the Company sufficiently to allow for retail center growth and the continued development and improvement of the franchise program, the implementation of a marketing campaign, and distribution of the Company’s products for a certain period of time. The Company has reserved the right to offer the Units for a sale price greater than $2.00 per share as well as the right to increase the number of Units under the offering. See Item 6--Management’s Discussion and Analysis or Plan of Operation.

No underwriters or agents were involved in the foregoing issuances and no commissions were paid. The Company did engage the services of a consultant in certain of the foregoing issuances and paid remuneration in the amount of $43,750 for services rendered.

    ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s Consolidated Financial Statements and the related Notes to such Consolidated Financial Statements also included in this Annual Report on Form 10-KSB. Some of the information that follows does not constitute historical fact but merely reflects management’s intent, belief or expectations regarding the anticipated effect of events, circumstances and trends. Such statements should be considered as forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Management believes that their expectations are based on reasonable assumptions within the bounds of their knowledge of the Company’s business and operations. Factors that might cause or contribute to differences between management’s expectations and actual results include:

•	the ability to obtain the franchise growth and profitability as anticipated by management;
•	the ability to maintain margin and sales growth rate;
•	the ability to attract and retain quality employees;
•	the effect of changing economic conditions;
•	the ability to obtain adequate debt financing, the proceeds of which would be used principally to fund the opening of additional stores and for working capital
•	continued demand for the Company’s products and services; and
•	the ability successfully to compete with competitors in our industry.

The listing of factors is not intended to include all potential risk factors. The Company makes no commitment to update these factors or to revise any forward-looking statements for events or circumstances, occurring after the statement is issued, except as required by law.

Results of Operations

Because the Company is in a startup stage, it is difficult to produce same period results which are comparable to those of similar periods in the previous fiscal year or to forecast revenues, expenses and losses accurately. As its design centers mature and if the number of Company-owned design centers increases, the Company believes that it will begin to produce more comparable and predictable operating results.

The following table sets forth selected financial information for the periods indicated.

	Year Ended	Year Ended
	June 30, 2006	June 30, 2005
Revenue:
Retail sales	$3,963,441	$2,751,780
Wholesale sales	467,518	44,021
Franchise license fees	120,000	25,000
Franchise royalties	68,183	2,070
Total revenue	4,619,142	2,822,871

Cost of revenues	2,726,383	1,710,596
Occupancy expenses	326,159	206,053
Selling, general and administrative expenses	3,693,829	2,409,016
Loss from operations	(2,127,229)	(1,502,794)

Loss on disposal of assets	(2,173)	-
Interest income	1,797	464
Interest expense	(5,125)	(30,355)
Net loss	$(2,132,730)	$(1,532,685)
Basic and diluted:
Loss Per Share	$(0.12)	$(0.12)
Weighted average shares outstanding	17,671,587	12,358,814

	Year Ended	Year Ended
	June 30, 2006	June 30, 2005
Operating Data:
Company Owned:
Design Centers open at beginning of period	2	1
New Design Centers	1	1
Closed Design Centers	-	-
Design Centers open at end of period	3	2

Franshise Operations:
Design Centers open at beginning of period	1	-
New Design Centers	5	1
Closed Design Centers	-	-
Design Centers open at end of period	6	1

Total Design Centers open at end of period	9	3

Company Owned Design Centers under
Construction at end of period	3	1
Franchises sold - not yet open at end of period	12	4
	15	5

Balance Sheet Data:
Working capital (deficit)	(299,290)	(216,790)
Total assets	1,761,704	1,007,646
Long term debt, excluding current portion	47,163	40,614
Stockholders' equity (deficit)	31,701	31,016

Overall, the Company has emphasized the importance of acquiring and developing the requisite management team and administrative infrastructure and capacity necessary to implement the Company’s business plan. The Company’s business plan envisions a national company capable of effectively marketing affordable home theater solutions and other related technologies. Accordingly, the Company has expended and will continue to expend significant resources in acquiring the personnel, capabilities and facilities needed not only to operate its present and future retail design centers, but also to establish the foundation necessary to create a national organization, capable of capitalizing on the significant growth anticipated in the home theater market.

Results of Operations for the year ended June 30, 2006 compared to the year ended June 30, 2005

In fiscal 2006, management expects the sale of franchise licenses to have a positive effect on cash flow from operations and working capital. Management also expects increased operating costs in future periods due to a commitment to develop retail, franchising, and distribution operations on a regional and national scale.

Total Revenue. Total revenue includes delivered and installed merchandise, installation and service labor, customer service revenues, earned franchise license fees and franchise royalties. Total revenue for the year ended June 30, 2006 increased to $4,619,142 from $2,822,871 for the year ended June 30, 2005, reflecting an increase of 63.6%. This increase is primarily the result of revenues from the third company design center and from the opening of franchise design centers.

For the year ended June 30, 2006 the Company had total new customer orders of $4,528,175, compared to $3,257,602 for the year ended June 30, 2005. The Company’s backlog at June 30, 2006 and June 30, 2005 was $1,423,912 and $859,179, respectively.

The Company has continued to emphasize an integrated approach to home theater design which increasingly includes not only audio and video equipment and cutting edge technologies, but also complementary décor items including chairs, seating and furniture, as well as other interior design elements which taken together provide customers with integrated home theater design solutions. The increase in customer orders is related to the opening of the Company’s third design center as well as increased wholesale sales from opened franchise design centers.

In the year ended June 30, 2006, the Company recognized wholesale sales, principally to franchisees, of $467,518 compared to $44,021 for the year ended June 30, 2005. This increase results from the increasing number of franchisees open and under construction.

In the year ended June 30, 2006, the Company collected $326,500 in non-refundable, initial franchise license fees versus $97,500 collected in the year ended June 30, 2005. In the year ended June 30, 2006, the Company recognized $120,000 as earned revenue relating to the opening of its franchises compared to $25,000 recognized in the year ended June 30, 2005. At June 30, 2006, the Company had $279,000 in deferred franchise fees that will be recognized as earned revenue in the periods when the franchise design centers open. Management expects recognized revenue to increase and cash flow from the sale of franchise licenses to continue in the current fiscal year.

The Company’s franchise contract provides royalty payments of approximately 4% of franchisee gross revenues. In the year ended June 30, 2006, the Company recognized franchise royalties of $68,183 compared to $2,070 in royalties recognized for the year ended June 30, 2005. Franchise royalties are expected to increase in the current year due to the increasing number of franchises.

Cost of Sales and Gross Profit. Gross profit amounts and percentages on retail sales for the year ended June 30, 2006 amounted to $1,636,870 and 41.3% compared to $1,080,800 and 39.3% for the year ended June 30, 2005. Wholesale gross profit amounts and percentages were $67,705 and 14.5% compared to $4,402 and 10.0% for the year ended June 30, 2005. Management expects to maintain gross profit percentages as operations expand and increase.

Occupancy Expenses. Occupancy expenses include leasing expenses for retail design centers and office and warehouse facilities, property taxes, utilities, maintenance and other related occupancy expenses. For the year ended June 30, 2006, occupancy expenses were $326,159 compared to $206,053 for the year ended June 30, 2005. The increase relates to the opening of the third Company-owned design center.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include the compensation of design center personnel, the franchise sales and support operations, advertising, marketing and other merchandising expenses, finance and information systems, human resources and training operations, related support functions and executive officers. Selling, general and administrative expenses for the year ended June 30, 2006 were $3,693,829 compared to $2,409,016 for the year ended June 30, 2005.

The following discussion describes significant components within the Company’s selling, general and administrative expenses. Personnel costs for the year ended June 30, 2006 were $1,601,217 compared to $967,268 for the year ended June 30, 2004. This 66% increase in personnel costs relates to continued efforts to hire and obtain the necessary personnel to implement the Company’s long-term business plan. These activities include the continued development of the franchise sales and support operation, the cost of opening the third Company-owned design center, and other operating activities related to the Company’s growth strategy.

Advertising and promotional expenses for the year ended June 30, 2006 were $477,141 compared to $433,934, as adjusted to exclude investor relations expense, for the year ended June 30, 2005. This 10% increase is principally attributable to the addition of the Company’s third design center. These costs are expected to increase in the current fiscal year.

Professional fees amounted to $825,549 in the year ended June 30, 2006 compared to $651,553 for the year ended June 30, 2005 as adjusted to include investor relations services, which totaled $280,000 and $210,000 for the years ended June 30, 2006 and 2005, respectively. Professional fees include legal, audit and accounting, architectural, marketing, consulting, and other fees for services. The significant increase in professional fee expense is largely attributable to an increase in non-cash charges for investment consulting and investor relations services.

Liquidity

The Company’s cash needs are primarily for working capital to support inventory and fund anticipated future net losses, and for the capital costs of expanding the number of Company-owned design centers. Additional working capital will be used to further develop the Company’s ability to significantly expand and support franchise operations.

The Company’s cash position increased to $466,481 at June 30, 2006 from $112,874 at June 30, 2005. This increase is the result of the Company’s the additional funds provided by the sale of common stock offset by the funding of the Company’s cash used in operations.

Working capital at June 30, 2006 was a deficit of $(299,290), lower compared to the deficit of $(216,790) at June 30, 2005. The increase in the working capital deficit can be attributed to a disproportionate increase in deferred sales when compared to other components of working capital.

The primary source of financing has been derived from proceeds from the sale of equity. On April 26, 2005, the Company began offering up to 2,900,000 shares of its common stock at a purchase price of $0.35 per share. This Offering was fully subscribed and the shares of the Company’s common stock were issued in reliance upon exemptions from registration available under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, and were “restricted securities.” Proceeds of this Offering, net of costs of the Offering, amounted to approximately $1,273,178.

On January 20, 2006, the Company began offering up to 1,500,000 shares of its common stock at a purchase price of $1.00 per share. For this Offering, shares of the Company’s common stock were issued in reliance upon exemptions from registration available under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, and were “restricted securities.” Under this Offering 1,053,000 shares were sold with net Proceeds (net of costs) amounting to approximately $985,218.

The Company’s cash flow from operations since inception has been and continues to be negative. The Company continues to expand its revenues by increasing the number of Company-owned design centers and by selling additional franchises and increasing its product distribution network to franchisees.

Management believes there will be sufficient cash to fund operations for the next 12 months. To accomplish this, management expects an increase in gross profits from sales resulting from the expansion of Company owned design centers, an increase in contributions from its franchise operations, proceeds from additional capital contributions from shareholders, and, to the extent necessary, improvements through further modifications to its business plan.

The Company used $941,897 of cash in operating activities in the year ended June 30, 2006, or approximately $79,000 per month. If the Company continues to use cash in operating activities at this rate, it would consume its June 30, 2006 cash reserves of $466,481 by December 31, 2006.

To fund any continued losses, the Company, on August 23, 2006, began offering for sale, at a minimum price of $2.00 per Unit, 500,000 Units (each of which consisted of two shares of Company common stock and a warrant to purchase one share of Company common stock at an exercise price equal to one-half of the then applicable Unit price). Although no Units have been sold as of October 13, 2006, management expects that this issue will be fully subscribed. Management believes that the net proceeds of the offering will capitalize and sustain the Company sufficiently to allow for retail center growth and the continued development and improvement of the franchise program, the implementation of a marketing campaign, and distribution of the Company’s products for a certain period of time. The Company has reserved the right to offer the Units for a sale price greater than $2.00 per share as well as the right to increase the number of Units under the offering.

The Company has received expressions of interest from two institutional investors who propose to purchase at par an aggregate of $500,000 of Company debentures bearing interest at 10% per year and maturing in 13 months. If purchased, the debentures would be issued with warrants expiring in five years to purchase 400,000 shares of Company common stock at an exercise price of $1.00 per share. There is no assurance that the Company will succeed in closing the $500,000 transaction. However, the Company has received a commitment from Universal Capital Management, Inc. that, if the Company does not sell at least $250,000 of such debentures and warrants on or before October 31, 2006, then Universal would purchase, on or before November 30, 2006, at par $250,000 of such debentures which would be issued with warrants to purchase 200,000 shares of Company Common stock.

At June 30, 2006 and 2005 the Company did not have a credit facility or line-of-credit arrangement. Thus, there are no restrictive covenants or compensating balance requirements. The Company does not have any committed sources of additional financing, and there can be no assurance that additional funding, as necessary, will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to further delay, scale back, or eliminate certain aspects of its business plan or current operations or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to surrender rights to Company methods, technologies, product development projects, certain products or existing markets. If adequate funds are not available, the Company’s business, financial condition, and results of operations will be materially and adversely affected. See Item 1. Description of Business -- Risk Factors.

Future capital requirements and the adequacy of available funds will depend on numerous factors and risks, including the successful expansion and increase in the number of Company-owned retail design centers, the sale of Company franchises on a national level, the successful development of internally branded products for distribution to franchisees, and the results of risks associated with the ability to establish meaningful consumer market identification, branding and penetration, the ability to adapt to rapid technological changes, and the ability to successfully compete against intense competitive pressures from potentially larger, better capitalized future competitors when such enter the Company’s market segment. Further, the Company’s results of operations and resulting capital requirements will be affected by a wide variety of additional factors and risks including, but perhaps not limited to, general economic conditions, decreases in average selling prices over the life of any particular product, new product and technology introductions, the ability to acquire sufficient quantities of a given product in a timely manner, the ability to develop and maintain critical strategic supply and co-marketing relationships and the ability to safeguard intellectual property.

In the event the Company’ plans change or its assumptions change or prove to be inaccurate or the funds available prove to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, problems or otherwise), the Company could be required to obtain additional funds through equity or debt financing, through strategic alliances with corporate partners and others, or through other sources in order to successfully continue to implement its business strategies.

The Company has plans to increase the number of employees and/or independent contractors the Company employs at this time contingent upon its ability to have sufficient funds to continue to implement its business strategies. The Company anticipates significant additional capital expenditures during the coming year in connection with the costs of increasing the number of company-owned design centers, the anticipated cost of expanding and replicating the multi-purpose facility, and the costs of implementing and possibly manufacturing Company branded products for distribution to franchisees and directly to retail customers.

The Company’s current policy is to invest its cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, U.S. government instruments or other investment-grade instruments.

Impact of Inflation

Management does not believe that inflation has had a material adverse effect on the Company’s results of operations. However, the Company cannot predict accurately the effect of inflation on future operating results.

Seasonality

The Company’s business is subject to seasonal variations. Historically, the Company has realized a significant portion of its total revenue and gross profits for the year during the second and third fiscal quarters. Due to the importance of this extended holiday shopping season, any factors negatively impacting this extended holiday selling season could have an adverse effect on the Company’s revenues and its ability to generate gross profit. The Company’s quarterly results of operations may also fluctuate significantly due to a number of factors, including the timing of new store openings, both Company-owned and franchise stores. In addition, operating results may be negatively affected by increases in merchandise costs, price changes in response to competitive factors and unfavorable local, regional or national economic developments that result in reduced consumer spending.

Critical Accounting Policies

Presented below is a discussion about the application of critical accounting policies that require the Company to make assumptions about matters that are uncertain at the time the accounting estimate is made, and where different estimates that the Company could reasonably have used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the presentation of the Company’s financial condition, changes in financial condition or results of operations. Management has identified the following accounting estimates as critical for the Company and will discuss them separately below: allowance for bad debts and doubtful accounts, inventory obsolescence provision, and income tax accruals.

Allowance for Bad and Doubtful Accounts

The majority of the Company’s accounts receivable are due from retail customers. The Company’s net accounts receivable balance at June 30, 2006 of $139,893 represents 8% of total assets, and the reserve of $25,000 is 15% of gross accounts receivable. Net accounts receivable for the year ended June 30, 2005 amounted to $22,797 or less than 3% of Company assets. The reserve for doubtful accounts is based on a review of the likely collectibility of specific accounts and represents an increase of $20,149 over the reserve of $4,851 as of June 30, 2005.

Inventory Obsolescence

Inventory represents a significant portion of the Company’s assets (36%). The Company’s profitability and viability are highly dependent on the demand for its products. An imbalance between purchasing levels and sales could cause rapid and material obsolescence, and loss of competitive price advantage and market share. The Company believes that its product mix has provided sufficient diversification to mitigate this risk. At the end of each reporting period, the Company reduces the value of its inventory by an estimate of what the Company believes to be obsolete, and the Company recognizes an expense in this amount, which is included in cost of sales in its statement of operations.

In the Company’s industry, merchandise models change periodically. When they do, the Company reclassifies the old model into a discontinued category. The Company also reclassifies merchandise into the discontinued category when the Company decides it no longer wants to sell the item. Generally, the Company attempts to sell these discontinued models at standard retail prices. In estimating its obsolescence reserve, the Company analyzes sales of discontinued merchandise and determines what profit or loss was recorded in the period. If such discontinued product is sold below cost, then the Company applies that negative gross margin to reduce the value of the inventory on hand as of the balance sheet date. In addition, the Company includes the selling costs to be incurred in the sale of such discontinued inventory as part of this obsolescence reserve. The Company also evaluates the obsolescence of its display inventories and service parts inventory.

Income Taxes

The Company’s estimate of deferred tax assets is affected by the assessment of its ability to generate sufficient taxable income to be able to realize the deferred tax asset. Because there can be no assurance that the Company will be able successfully to implement its business strategies or that profitability will ever be achieved, the deferred tax asset, net of reserve, has been valued at $0 at June 30, 2006 and 2005. The Company expects that its future operating results will fluctuate significantly from year to year and will be affected by factors beyond its control.

    ITEM 7.    FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Theater Xtreme Entertainment Group, Inc.
Newark, Delaware

We have audited the balance sheets of Theater Xtreme Entertainment Group, Inc. as of June 30, 2006 and 2005, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Theater Xtreme Entertainment Group, Inc. as of June 30, 2006 and 2005, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ MORISON COGEN LLP

Bala Cynwyd, Pennsylvania
September 26, 2006,
except for Note 2 and
Note 10 for which the
date is
October 13, 2006.

THEATER XTREME ENTERTAINMENT GROUP, INC.
BALANCE SHEETS
JUNE 30, 2006 AND 2005

	2006	2005
Assets

Current Assets:
Cash and equivalents	$466,481	$112,874
Accounts receivable, net of allowance of $25,000 and $4,851	139,893	22,797
Inventory	629,056	460,111
Prepaid expenses	132,679	123,444
Other Current Assets	15,441	-
Total current assets	1,383,550	719,226

Property and Equipment, net	357,434	267,700

Other Assets:
Deposits	20,720	20,720

	$1,761,704	$1,007,646

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$646,290	$323,132
Payroll tax liabilities	58,715	31,769
Current portion of notes payable	19,129	12,010
Due to officer	-	243
Deferred franchise fees	279,000	72,500
Deferred sales	679,706	496,362
Total current liabilities	1,682,840	936,016

Long-term Liabilities:
Notes payable, net of current portion	47,163	40,614
Total long-term liabilities	47,163	40,614
Total liabilities	1,730,003	976,630

Stockholders' Equity:
Preferred stock, no par value, 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par, 50 million shares authorized;
19,122,342 and 16,291,814 shares issued and outstanding	19,122	16,292
Additional paid in capital	3,973,742	1,843,157
Accumulated deficit	(3,961,163)	(1,828,433)
Total stockholders' equity	31,701	31,016

	$1,761,704	$1,007,646

The accompanying notes are an integral part of these financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2006 AND 2005

	2006	2005

Revenues	$4,619,142	$2,822,871

Cost of revenues	2,726,383	1,710,596
Occupancy expenses	326,159	206,053
Selling, general and administrative expenses	3,693,829	2,409,016
	6,746,371	4,325,665

Loss from operations	(2,127,229)	(1,502,794)

Loss on disposal of assets	(2,173)	-
Interest income	1,797	464
Interest expense	(5,125)	(30,355)

Net loss	$(2,132,730)	$(1,532,685)

Basic and diluted:
Loss per common share	$(0.12)	$(0.12)

Weighted average shares	17,671,587	12,358,814

The accompanying notes are an integral part of these financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED JUNE 30, 2006 AND 2005

		Additional		Total
	Common	Paid-in	Accumulated	Stockholders'
	Stock	Capital	Deficit	Equity (Deficit)

Balance at June 30, 2004	9,775	240,225	(295,748)	(45,748)

Conversion of notes payable	3,348	970,214	-	973,562

Issuance of common stock for services	1,462	510,308	-	511,770

Issuance of common stock at merger	1,250	(1,250)	-	-

Liabilities assumed upon merger	-	(13,026)	-	(13,026)

Issuance of common stock, private placement	457	136,686	-	137,143

Net loss for the year ended June 30, 2005	-	-	(1,532,685)	(1,532,685)

Balance at June 30, 2005	$16,292	$1,843,157	$(1,828,433)	$31,016

Issuance of common stock, private placement	2,500	1,470,191	-	1,472,691

Redemption of Founder Stock	(800)	800	-	-

Issuance of common stock for services	1,130	602,370	-	603,500

Vested Employee Stock Options	-	46,073	-	46,073

Vested Non-Employee Stock Options	-	11,151	-	11,151

Net loss for the year ended June 30, 2006	-	-	(2,132,730)	(2,132,730)

Balance at June 30, 2006	$19,122	$3,973,742	$(3,961,163)	$31,701

The accompanying notes are an integral part of these financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2006 AND 2005

	2006	2005
Cash flows from operating activities:
Net Loss	$(2,132,730)	$(1,532,685)
Adjustments to reconcile net loss to
net cash used in operating activities:
Loss on disposal of fixed assets	2,173
Depreciation	98,948	52,405
Issuance of common stock for services	603,500	511,770
Increase in allowance for doubtful accounts	20,149	4,851
Employee stock option vesting for compensation	46,073	-
Non-employee stock option vesting for services	11,151	-
Increase in assets
Accounts receivable	(137,245)	(20,587)
Inventory	(168,945)	(279,798)
Prepaid expenses	(9,235)	(123,444)
Other current assets	(15,441)	-
Increase (decrease) in liabilities
Accounts payable and accrued expenses	323,158	182,281
Payroll tax liabilities	26,946	20,553
Due to officer	(243)	(5,866)
Deferred franchise fees	206,500	72,500
Deferred sales	183,344	351,499
Net cash used in operating activities	(941,897)	(766,521)

Cash flows from investing activities:
Deposits on stores and corporate facility	-	(14,960)
Purchase of property and equipment	(160,325)	(127,370)
Net cash used in investing activities	(160,325)	(142,330)

Cash flows from financing activities:
Repayment of notes payable	(16,862)	(10,000)
Proceeds from convertible note payable	-	773,562
Proceeds from financing lease	-	1,792
Proceeds from issuance of common stock	1,472,691	137,143
Net cash provided by financing activities	1,455,829	902,497

Net increase (decrease) in cash	353,607	(6,354)
Cash and equivalents, beginning of year	112,874	119,228

Cash and equivalents, end of year	$466,481	$112,874

Supplemental disclosure:
Cash paid during the year for interest	$5,125	$16,803

Supplemental disclosure of non-cash
investing and financing activites:
Conversion of notes payable to common stock	$-	$973,562
Liabilities assumed as part of merger	$-	$13,026
Acquisition of property and equipment
by issuance of notes payable	$30,530	$26,596

The accompanying notes are an integral part of these financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005

Note 1: Nature of Operations and Significant Accounting Policies

Nature of operations. Theater Xtreme Entertainment Group, Inc. (the “Company”), a Florida corporation, is a retail store and franchise marketing company engaged in retail sales and distribution through the operation of Company-owned home cinema design centers, the sale of franchise licenses and wholesale product distribution to franchisees. The Company opened its first Company retail store or design center on September 1, 2003 in Newark, Delaware. In August 2004 the Company opened a second Company owned design center in Wilmington, Delaware. A third Company owned design center opened in Bel Air, Maryland in September 2005. The Company sold four franchises through June 30, 2005 and an additional fourteen through June 30, 2006 bringing the total number of franchises sold through June 30, 2006 to eighteen. The first franchise design center opened in May, 2005 in East Longmeadow, Massachusetts. During the past fiscal year an additional five franchise stores opened. The Company expects to offer franchise licenses nationwide.

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
JUNE 30, 2006 AND 2005

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

Concentration of Credit Risk. Certain financial instruments potentially subject the Company to a concentration of credit risk. These financial instruments consist primarily of cash and trade accounts receivable. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At June 30, 2006 the Company had approximately $219,756 in excess of FDIC insured limits. The Company has not experienced any losses in such accounts. Concentration of credit risk with respect to accounts receivable are limited due to the Company’s short payment terms and restrictive customer credit limits.

Accounts Receivable: The Company generally seeks full payment for its retail products and services prior to delivery and installation and does not normally sells its products and services to retail customers on an open credit basis. From time to time, however, certain exceptions or accommodations are made for creditworthy retail customers. For wholesale sales to franchisees, the Company does, from time to time, extend limited credit terms to creditworthy franchisees. Management closely monitors outstanding accounts receivable and charges off to expense any balances that are determined to be uncollectible or establishes an allowance for doubtful accounts. As of June 30, 2006 and 2005, the allowances for doubtful accounts were $25,000 and $4,851, respectively. Bad debt expense for the year ended June 30, 2006 was $20,719.

Inventory. The Company’s inventory is stated at the lower of cost (first-in, first-out) or market (net realizable value), and consists of the following at June 30:

	2006	2005

Equipment and furniture products	$316,187	$256,547
Cable and supplies	16,861	9,283
Retail displays	266,694	194,281
Product in transit	29,314	-
	$629,056	$460,111

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005

Note 1: Nature of Operations and Significant Accounting Policies (Continued)

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

Long-lived Assets. The Company follows SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the excess of the asset’s carrying amount. Fair value of the asset and long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. The Company is not aware of any events or circumstances that indicate the existence of an impairment that would be material to the Company’s annual financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005

Note 1: Nature of Operations and Significant Accounting Policies (Continued)

Revenue Recognition. Retail sales include all sales from Company-owned design centers. The following is a summary of earned revenues at June 30:

	2006	2005

Retail sales	$3,963,441	$2,751,780
Wholesale sales	467,518	44,021
Franchise licenses and royalties	188,183	27,070
Total revenues	$4,619,142	$2,822,871

Retail sales represent the sale and installation of home-theater equipment. In accordance with the SEC’s Staff Accounting Bulletin No. 104 (SAB 104) “Revenue Recognition,” the Company recognizes revenue when persuasive evidence of a customer arrangement exists or acceptance occurs, receipt of goods by customer occurs, the price is fixed or determinable, and the sales revenues are considered collectible. Revenue is recognized on such sales when the equipment is delivered and the installation is substantially completed. Generally these events occur on the same date. Revenues are recognized pro rata on larger, more complex systems where installation occurs over a period of time.

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

	2006	2005

Customer orders	$4,528,175	$3,257,602
Increase in unfinished orders	(564,734)	(505,822)
Recognized retail sales	$3,963,441	$2,751,780

The following amounts are included in deferred sales at June 30:

Deferred retail sales	$656,130	$460,877
Deferred service contracts	23,576	35,485
Customer deposits, deferred retail sales	679,706	496,362
Deferred franchise licenses	279,000	72,500
Total deferred sales	$958,706	$568,862

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005

Note 1: Nature of Operations and Significant Accounting Policies (Continued)

Loss Per Share. The Company follows SFAS No. 128, "Earnings Per Share," resulting in the presentation of basic and diluted earnings (loss) per share. The basic loss per share calculations include the change in capital structure which resulted from the merger for all periods presented. For the years ended June 30, 2006 and 2005, the basic and diluted loss per share are the same, because the assumed conversion of the common stock equivalents would be antidilutive as the Company experienced net losses for these periods.

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

Shipping and Handling Fees and Costs. The Company classifies shipping and handling costs as part of selling and administration expenses. Shipping and handling costs were $38,438 and $15,661 for the years ended June 30, 2006 and 2005.

Advertising Costs. Advertising and sales promotion costs are expensed as incurred. Advertising and promotion expense, excluding investor relations expenses, totaled $477,141 and $433,935 for the years ended June 30, 2006 and 2005.

Investor Relations Costs. Investor relations services and promotional costs are expensed as incurred. Investor relations expenses, including investor relations promotional costs, totaled $280,000 and $210,000 for the years ended June 30, 2006 and 2005.

Store Opening Costs. Store opening costs and other start-up costs are expensed as incurred.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005

Note 1: Nature of Operations and Significant Accounting Policies (Continued)

Stock Based Compensation. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative.

On January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method as permitted under SFAS No. 123(R). Under this transition method, beginning with the first calendar quarter of 2006, recognized compensation costs includes compensation cost for all non-forfeited share-based payments granted prior to, and without regard to vesting, as of June 30, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for the year ended June 30, 2005 has not been restated.

As a result of the adoption of SFAS No. 123(R), during the year ended June 30, 2006, the Company’s net income was approximately $57,224 lower as a result of stock-based compensation expense, including $11,151 recognized on behalf of outside board members. As of June 30, 2006, there was $395,592 of unrecognized compensation expense and $27,087 of unrecognized expenses for services related to non-vested market-based option share awards that are expected to be recognized through June 30, 2010.

Accordingly, no compensation cost was recognized for its stock options issued during any period prior to January 1, 2006. Had compensation cost for the Company’s issuance of vested stock options been determined based on the fair value at grant dates for options consistent with the method of SFAS No. 123(R), the Company’s fiscal 2006 and 2005 net loss and net loss per common share would have been modified to the pro forma amounts indicated below. The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility of 60%, risk-free interest rate of from between 3.0% to 5.25% and expected option life of ten years.

	For the Years Ended June 30
	2006	2005

Net loss:
As reported	$(2,132,730)	$(1,532,685)
Pro forma	$(2,172,804)	$(1,556,795)

Net loss per share:
As reported	$(0.12)	$(0.12)
Pro forma	$(0.12)	$(0.13)

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005

Note 2: Management’s Plans

To fund any continued losses, the Company, on August 23, 2006, began offering for sale, at a minimum price of $2.00 per Unit, 500,000 Units (each of which consisted of two shares of Company common stock and a warrant to purchase one share of Company common stock at an exercise price equal to one-half of the then applicable Unit price). Although no Units have been sold as of October 13, 2006, management expects that this issue will be fully subscribed. Management believes that the net proceeds of the offering will capitalize and sustain the Company sufficiently to allow for retail center growth and the continued development and improvement of the franchise program, the implementation of a marketing campaign, and distribution of the Company’s products for a certain period of time. The Company has reserved the right to offer the Units for a sale price greater than $2.00 per share as well as the right to increase the number of Units under the offering.

Future capital requirements and the adequacy of available funds will depend on numerous factors and risks, including, among other factors, the successful expansion and increase in the number of Company-owned retail design centers and the sale of Company franchises. Further, the Company’s results of operations and resulting capital requirements will be affected by a variety of additional factors and risks including, but not limited to, general economic conditions, decreases in average selling prices over the life of any particular product, new product and technology introductions and the ability to develop and maintain critical strategic supply and co-marketing relationships.

The Company has received expressions of interest from two institutional investors who propose to purchase at par an aggregate of $500,000 of Company debentures bearing interest at 10% per year and maturing in 13 months. If purchased, the debentures would be issued with warrants expiring in five years to purchase 400,000 shares of Company common stock at an exercise price of $1.00 per share. There is no assurance that the Company will succeed in closing the $500,000 transaction. However, the Company has received a commitment from Universal Capital Management, Inc. that, if the Company does not sell at least $250,000 of such debentures and warrants on or before October 31, 2006, then Universal would purchase, on or before November 30, 2006, at par $250,000 of such debentures which would be issued with warrants to purchase 200,000 shares of Company Common stock.

The company believes that the proceeds from the securities described above along with diligent cash management will be sufficient for the Company to meet its obligations when they come due.

Note 3: Reverse Merger

Effective February 11, 2005 Theater Xtreme Entertainment Group, Inc. completed its merger with BF Acquisition Group II, Inc., which was treated as a reverse acquisition. The following pro forma consolidated statement of operations assumes the merger was effective July 1, 2004.

For the year ending June 30, 2005:

Revenues	$2,822.871
Net Loss	$1,681,435
Basic and Diluted Loss Per Share	$(0.14)

Note 4: Property and Equipment

Property and equipment consist of the following at June 30:

	2006	2005

Vehicles	$105,842	$69,312
Equipment and computers	77,686	63,265
Leasehold improvements	336,244	202,523
	519,772	335,100
Accumulated depreciation	(162,338)	(67,400)
	$357,434	$267,700

Depreciation expense was $98,948 and $52,405 for the years ended June 30, 2006 and 2005.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005

Note 5: Long-term Liabilities and Notes Payable

Long-term debt consists of the following at June 30:

	2006	2005
Note Payable to bank, in monthly installments
of $402, including interest at 7.25%.
secured by vehicle, maturing
November 2008	$10,677	$14,307

Note Payable to bank, in monthly installments
of $349, including interest at 7.25%,
secured by vehicle, maturing
December 2008	9,546	12,863

Note Payable to bank, in monthly installments
of $539, including interest at 7.99%
secured by vehicle, maturing
December 2009	19,697	24,387

Note Payable to bank, in monthly installments
of $338, including interest at 5.99%.
secured by vehicle, maturing
July 2010	14,656	-

Note Payable to bank, in monthly installments
of $252, including interest at 5.99%.
secured by vehicle, maturing
July 2010	10,937	-

Capitalized lease with monthly payments of $34
and imputed interest at 8% and 10%
through July 2008	779	1,067
	66,292	52,624

Less current portion	(19,129)	(12,010)

Notes Payable, net of current portion	$47,163	$40,614

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005
Note 5: Long-term Liabilities and Notes Payable

Future maturities of long-term debt as of June 30, 2006 are as follows:

Year ending June 30,
2006	$19,128
2007	20,147
2008	16,445
2009	9,984
2010	588
$66,292

The Company incurred interest costs of $5,125 and $30,355 for the years ended June 30, 2006 and 2005. Of these amounts $13,552 were paid by the issuance of common stock for the year ended June 30, 2005.

Note 6: Lease Commitments

The Company leases its corporate offices, warehouse and retail design centers for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2010 and provide for renewal options ranging from none to five years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. The leases provide for increases in future minimum annual rental payments based on either defined increases in the Consumer Price Index, subject to certain minimum increases, or certain non-indexed minimum increases. Also, the agreements generally require the Company to pay executory costs (real estate taxes, insurance, and repairs or allocated common area charges).

The company also has operating leases on vehicles and office equipment with monthly payments aggregating $1,522.

The following is a schedule by year of future minimum rental payments required under the operating lease agreements

Year ending June 30,
2007	$363,981
2008	410,339
2009	418,946
2010	372,933
2011	283,050
thereafter	34,468
$1,883,717

Total minimum lease payments do not include executory costs, common area charges, or increases measured by consumer price or other index changes.

Rent expense charged to operations was $227,494 and $136,635 for the years ended June 30, 2006 and 2005

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005

Note 7: Stockholders’ Equity

Common Stock

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

On April 26, 2005 the Company began offering up to 2,900,000 shares of its common stock at a purchase price of $0.35 per share. As of June 30, 2005, the Company issued 456,578 shares of its common stock for proceeds of $137,143, net of filing fees and related attorney fees in connection with this offering.

Between July 1, 2005 and November 17, 2005, the closing date of the April 26, 2005 offering, the Company increased the number of shares under its April 26, 2005 offering to 3,757,142 shares of its common stock at $0.35 per share and issued 1,447,528 shares of its common stock for proceeds of $487,473, net of filing fees and related attorney fees in connection with this offering. Shares of the Company’s common stock under the April 26, 2005 offering were issued in reliance upon exemptions from registration available under Rule 506 of Regulation D and Section 4(2) of the Securities act of 1933, as amended, and were “restricted securities.”

In November, 2005, the Company’s founder contributed 800,000 shares of the Company’s common stock to the Company pursuant to a Settlement Agreement. Also in November, 2005, the Company issued 810,000 shares of its common stock for services valued at $283,500.

In February, 2006, the Company issued 20,000 shares of its common stock for services valued at $20,000.

Between January 20, 2006 and June 8, 2006 the Company issued 1,053,000 of its common stock at a price of $1.00 per share pursuant to a stock offering which shares of the Company’s common stock were issued in reliance upon exemptions from registration available under Rule 506 of Regulation D and Section 4(2) of the Securities act of 1933, as amended, and were “restricted securities.” Proceeds of this offering, net of costs of the offering, amounted to approximately $985,218.

In June, 2006, the Company issued 300,000 shares of its common stock for services valued at $300,000.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005
Note 8. Stock Option Plan

In April, 2005, stockholders holding a majority of the shares of the Company’s common stock approved the adoption of the Company’s 2005 Stock Option Plan (the “Plan”). The Plan is designed to help the Company attract, motivate and retain high quality employees necessary to execute the Company’s business plans successfully. On December 21, 2005 stockholders holding a majority of the shares of the Company’s common stock approved an increase in the number of common shares allocated to the Plan to 2,000,000, up from 1,400,000 shares. Participation in the Plan is limited to employees and outside Directors.

Pursuant to the terms of the Plan as amended, employees and outside directors were granted options to purchase shares of the Company’s common stock as follows: 850,000 option shares for the year ended June 30, 2006 and 890,000 option shares for the year ended June 30, 2005, aggregating 1,740,000 option shares. Of this aggregate, 150,000 option shares were forfeit during the year ended June 30, 2006 leaving a remaining exercisable balance of 1,590,000 option shares as of June 30, 2006. No shares were forfeit for the year ended June 30, 2005. The exercise prices per share of these options ranges from $0.35 to $1.00 and vesting is either 25% or 33% each year on the anniversary of grant date contingent upon employment or services as a member of the Board of Directors.

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility of 60%, risk-free interest rate of from between 3.0% to 5.25% and expected option life of ten years. The following table summarizes all stock option activity of the Company since July 1, 2004:

	Incentive Stock Options			Non-Qualified Stock Options
		Vested	Exercise Price	All Non-	Vested	Exercise Price
	All ISO	(Exercisable)	Per Common	Qualified	(Exercisable)	Per Common
	Shares	Shares	Share	Shares	Shares	Share

Balance, June 30, 2004	None	xx	xx	None	xx	xx

Granted / vested	740,000	57,500	$0.35	150,000	-	$0.35

Exercised	-	-	xx	-	-	xx

Cancelled / forfeit	-	-	xx	-	-	xx

Balance, June 30, 2005	740,000	57,500	$0.35	150,000	-	$0.35

Granted / vested	850,000	211,250	$0.35 to $1.00	-	37,500	$0.35

Exercised	-	-	xx	-	-	xx

Cancelled	(150,000)	-	xx	-	-	xx

Balance, June 30, 2006	1,440,000	268,750	$0.35 to $1.00	150,000	37,500	$0.35

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005
Note 9: Income Taxes

As discussed in Note 1, the Company uses the asset and liability method of accounting for income taxes in accordance with SFAS No. 109. The effective tax rates differ from the statutory rates primarily due to the amount and timing of and criteria for the deductibility of certain expenses reflected in the financial statements for reporting purposes versus expenses as may be reported in the Company’s income tax returns. Deferred income taxes reflect the net effect of an operating loss carryforward. The reconciliation of the statutory federal rate to the Company’s historical income tax expense (benefit) is as follows:

	2006		2005

Income tax benefit at US federal income tax rates		$725,000		$521,000
State benefits at statutory rates		188,000		31,000
Change in valuation allowance		(913,000)		(552,000)

Income tax benefit	$	None	$	None

Income tax benefit consists of the following:
Current tax benefit
Federal		None		None
State		None		None

Deferred tax benefit
Federal		$1,335,000		$567,000
State		236,000		91,000
Valuation Allowance		(1,571,000)		(658,000)
		$-		$-

The components of deferred assets are as follows:

Net Operating Loss Tax Benefit		$1,539,000		$658,000
Non-deductible options		24,000		-
Allowance for bad debt		8,000		-
Valuation Allowance		(1,571,000)		(658,000)
		$-		$-

The valuation allowance for deferred assets as of June 30, 2006 and 2005 was $1,571,000 and $658,000. The change in the total valuation allowance for the years ended June 30, 2006 and 2005 was an increase of $913,000 and an increase of $552,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. At June 30, 2006, the Company had net operating loss carry forwards for Federal and State income tax purposes of approximately $3,837,000, which were available to offset future taxable income, if any, and expire in various years through June 30, 2027. Based upon the limited operating history of the Company and losses incurred to date, management has fully reserved the deferred tax asset.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005

Note 10: Subsequent Events

On July 1, 2006, the Company purchased the assets and business of its former franchisee, Theaters 4 U LLC, located in Leesport, Pennsylvania for a total consideration of $193,307. In consideration for the purchased assets, the Company will pay $10,000 cash, 40,000 shares of the Company’s common stock valued at $1.00 per share, or $40,000, assume liabilities of $2,598 and issue a promissory note of $140,709. The note expires December, 2006 with payments of $3,000 per month and a final balloon payment of $130,442, including interest at 7%.

On July 5, 2006, the Company entered into lease agreements for two additional design centers - one in Wilmington, Delaware and another in Lutherville, Maryland. Minimum future lease payments have been reflected in note 5, above, based on the Company’s estimated occupancy dates.

On August 23, 2006, the Company began offering for sale, at a price of $2.00 per Unit, 500,000 Units (each of which consisted of two (2) shares of Company common stock and a warrant to purchase one share of Company common stock at an exercise price equal to one-half of the then applicable Unit price). The Company has reserved the right to offer the Units for a sale price greater than $2.00 per unit as well as the right to increase the number of Units under the Offering.

The Company has received expressions of interest from two institutional investors who propose to purchase at par an aggregate of $500,000 of Company debentures bearing interest at 10% per year and maturing in 13 months. If purchased, the debentures would be issued with warrants expiring in five years to purchase 400,000 shares of Company common stock at an exercise price of $1.00 per share. There is no assurance that the Company will succeed in closing the $500,000 transaction. However, the Company has received a commitment from Universal Capital Management, Inc. that, if the Company does not sell at least $250,000 of such debentures and warrants on or before October 31, 2006, then Universal would purchase, on or before November 30, 2006, at par $250,000 of such debentures which would be issued with warrants to purchase 200,000 shares of Company Common stock.

    ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 5, 2004, a predecessor to the Company, BF Acquisition Group II, Inc. (“BF”), dismissed Ahearn, Jasco & Company, P.A., certified public accountants (“Ahearn”) as its independent certified public accountants. The decision to change accountants was approved by the Board of Directors. The issued reports did not contain any adverse opinion, disclaimer or opinion, or modification as to uncertainty, audit scope or accounting principles. There were no disagreements between BF and Ahearn on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, during the period of their engagement. BF engaged De Leon & Company, P.A. (“De Leon”) on May 6, 2004 as its new independent accountants for its fiscal years ending April 30, 2001, 2002, and 2003 and for the review of its quarterly information for the quarters ended during such fiscal year ending April 30, 2002, 2003, 2004. Such engagement was approved by the Board of Directors.

On October 28, 2004, BF dismissed De Leon as its independent certified public accountants. The decision to change accountants was approved by BF’s Board of Directors. The issued reports did not contain any adverse opinion, disclaimer or opinion, or modification as to uncertainty, audit scope or accounting principles. There were no disagreements between BF and De Leon on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, during the period of their engagement.

On October 28, 2004, BF engaged Morison Cogen LLP (formerly Cogen Sklar LLP) as its new independent accountants for its fiscal years ending April 30, 2005, and for the review of its quarterly information for the remaining quarters ended during such fiscal year ending April 30, 2005. BF’s Board of Directors approved this engagement.

  ITEM 8A.    CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of controls and procedures related to the Company’s reporting and disclosure obligations as of June 30, 2006, which is the end of the period covered by this Annual Report on Form 10-KSB. Based on that evaluation, the principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures are effective.

There were no changes that occurred during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonable likely to materially affect, the Company’s internal controls over financial reporting.

  ITEM 8B.    OTHER INFORMATION

All information required to be disclosed in a Current Report on Form 8-K during the fourth quarter of the Company’s 2006 fiscal year has been reported.

PART   III

  ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required for this item is incorporated herein by reference to the Company’s definitive proxy statement expected to be dated on or before October 28, 2006.

  ITEM 10.    EXECUTIVE COMPENSATION

The information required for this item is incorporated herein by reference to the Company’s definitive proxy statement expected to be dated on or before October 28, 2006.

  ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required for this item is incorporated herein by reference to the Company’s definitive proxy statement expected to be dated on or before October 28, 2006.

  ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required for this item is incorporated herein by reference to the Company’s definitive proxy statement expected to be dated on or before October 28, 2006.

  ITEM 13.    EXHIBITS
3.1	Certificate of Incorporation of Theater Xtreme Entertainment Group, Inc. (incorporated by reference to the Company’s Current Report on Form 10-KSB filed October 12, 2005)
3.2	Articles of Merger of Theater Xtreme Entertainment Group, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed February 17,
2005).
3.3	Amended and Restated Bylaws of Theater Xtreme Entertainment Group, Inc.
(incorporated by reference to the Company’s Current Report on Form 8-K filed
February 17, 2005).
4.1	Specimen Common Stock Certificate. (Incorporated by reference to the Company’s Annual Report on form 10-KSB on October 12, 2005).
10.1*	2005 Stock Option Plan (incorporated by reference to the Company’s Current
Report on Form 8-K filed April 11, 2005).
10.2*	Form of Option Agreement for 2005 Stock Option Plan.
10.3	Agreement and Plan of Merger by and between Theater Xtreme, Inc., BF
Acquisition Group II, Inc., Scott Oglum, William R. Colucci and David M. Bovi
dated February 11, 2005 (incorporated by reference to the Company’s Current
Report on Form 8-K filed February 17, 2005).
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Principal Financial Officer.
32.1	Certification of Principal Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification of Principal Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

* Compensation plans and arrangements for executives and others.

  ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required for this item is incorporated herein by reference to the Company’s definitive proxy statement expected to be dated on or before October 28, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THEATER XTREME ENTERTAINMENT GROUP, INC.

October 13, 2006	By: /s/ Scott Oglum

Scott Oglum
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Scott R. Oglum	Chairman and Chief Executive Officer	October 13, 2006
Scott R. Oglum	Director

/s/ Justin L. Schakelman	Corporate Vice President	October 13, 2006
Justin L. Schakelman	Director and Secretary

/s/ David R. Hludzinski	Director	October 13, 2006
David R. Hludzinski

/s/ W. James Ludlow	Director	October 13, 2006
W. James Ludlow

/s/ H. Gregory Silber	Director	October 13, 2006
H. Gregory Silber

EXHIBIT INDEX
Exhibit No.	Description

3.1	Certificate of Incorporation of Theater Xtreme Entertainment Group, Inc. (incorporated by reference to the Company’s Current Report on Form 10-KSB filed October 12, 2005)
3.2	Articles of Merger of Theater Xtreme Entertainment Group, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed February 17, 2005).
3.3	Amended and Restated Bylaws of Theater Xtreme Entertainment Group, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed February 17, 2005).
4.1	Specimen Common Stock Certificate. (Incorporated by reference to the Company’s Annual Report on form 10-KSB on October 12, 2005).
10.1*	2005 Stock Option Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed April 11, 2005).
10.2*	Form of Option Agreement for 2005 Stock Option Plan.
10.3
Agreement and Plan of Merger by and between Theater Xtreme, Inc., BF Acquisition Group II, Inc., Scott Oglum, William R. Colucci and David M. Bovi dated February 11, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K filed February 17, 2005).

31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Principal Financial Officer.
32.1	Certification of Principal Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification of Principal Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

* Compensation plans and arrangements for executives and others.