Form 10QSB
period 2006-09-30
THEATER XTREME ENTERTAINMENT GROUP, INC
filed 2006-11-14
CIK 1089775

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

                                 (Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.
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
__ Yes _X_ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 10, 2006, there were 19,827,425 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ___ No X

THEATER XTREME ENTERTAINMENT GROUP, INC.

Form 10-QSB Index
September 30, 2006

Page

Part I: Financial Information

Item 1. Financial Statements	3

Balance Sheet as of September 30, 2006 and June 30, 2006 (Unaudited)	3

Statements of Operations for the Three
Months Ended September 30, 2006 and 2005 (Unaudited)	4

Statement of Changes in Stockholders’ Equity/Deficit for the
Three Months Ended September 30, 2006 (Unaudited)	5

Statement of Cash Flows for the Three Months Ended
September 30, 2006 and 2005 (Unaudited)	6

Notes To Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis or Plan of Operation	13

Item 3. Controls and Procedures	15

Part II: Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 6. Exhibits	17

Signatures	18

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements
THEATER XTREME ENERTAINMENT GROUP, INC.
BALANCE SHEET
SEPTEMBER 30, 2006 AND JUNE 30, 2006

	SEPTEMBER 30,	JUNE 30,
	2006	2006
Assets	(UNAUDITED)	(AUDITED)

Current Assets:
Cash and equivalents	$196,180	$466,481
Accounts receivable, net of allowance of $50,000, and $25,000	84,168	139,893
Inventory	776,467	629,056
Prepaid expenses	485,306	132,679
Other current assets	-	15,441
Total current assets	1,542,121	1,383,550

Property and equipment, net	464,392	357,434

Other assets:
Deposits	48,954	20,720

	$2,055,467	$1,761,704
Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable and accrued expenses	$873,784	$646,290
Payroll liabilities	93,218	58,715
Current portion of notes payable	18,918	19,129
Short term note payable	134,133	-
Deferred franchise fees	294,000	279,000
Deferred sales	677,327	679,706
Other current liabilities	41,343	-
Total current liabilities	2,132,723	1,682,840

Long-term Liabilities:
Notes payable, net of current portion	42,762	47,163
Total long-term liabilities	42,762	47,163
Total liabilities	2,175,485	1,730,003

Stockholders' Equity (deficit):
Preferred stock, no par value, 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par, 50,000,000 shares authorized;
19,662,342, 19,122,342 shares issued
and outstanding	19,662	19,122
Additional paid in capital	4,473,246	3,973,742
Accumulated deficit	(4,612,926)	(3,961,163)
Total stockholders' equity (deficit)	(120,018)	31,701

	$2,055,467	$1,761,704

The accompanying notes are an integral part of these financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30
(UNAUDITED)

	2006	2005

Revenues	$1,462,528	$1,020,853

Cost of revenues	932,594	573,901
Occupancy expenses	121,913	74,948
Selling, general and administrative expenses	1,056,462	640,781
	2,110,969	1,289,630

Loss from operations	(648,441)	(268,777)

Interest income	242	46
Interest expense	(3,564)	(1,246)

Net loss	$(651,763)	$(269,977)

Basic and diluted:
Loss per common share	$(0.03)	$(0.02)

Weighted average shares	19,420,854	16,783,721

The accompanying notes are an integral part of these financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

		Additional		Total
	Common	Paid-in	Accumulated	Stockholders'
	Stock	Capital	Deficit	Equity (Deficit)

Balance at June 30, 2006	$19,122	$3,973,742	$(3,961,163)	$31,701

Issuance of common stock,
purchase of assets	40	39,960	-	40,000

Issuance of common stock,
services rendered, net of transfer
agent and legal fees	500	424,500	-	425,000

Vested employee stock options	-	32,654	-	32,654

Vested non-employee stock options	-	2,390	-	2,390

Net loss for the three months ended
September 30, 2006	-	-	(651,763)	(651,763)

Balance at September 30, 2006	$19,662	$4,473,246	$(4,612,926)	$(120,018)

The accompanying notes are an integral part of these financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30
(UNAUDITED)
	2006	2005
Cash flows from operating activities:
Net Loss	$(651,763)	$(269,977)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	34,970	25,196
Issuance of common stock for services	425,000	-
Issuance of common stock, purchase of assets	40,000	-
Increase in allowance for doubtful accounts	25,000	-
Employee stock option vesting for compensation	32,654	-
Non-employee stock option vesting for services	2,390	-
Decrease (Increase) in assets
Accounts receivables	30,725	(31,682)
Inventory	(147,411)	(108,755)
Prepaid expenses	(352,627)	51,301
Other current assets	15,441	-
Increase (Decrease) in liabilities
Accounts payable and accrued expenses	227,494	231,345
Payroll tax liabilities	34,503	40,584
Deferred franchise fees	15,000	21,250
Deferred sales	(2,379)	(77,021)
Other current liabilities	41,343	-
Net cash used in operating activities	(229,660)	(117,759)

Cash flows from investing activities:
Deposits on stores and corporate facilities	(28,234)	-
Purchase of property and equipment	(141,928)	(165,804)
Net cash used in investing activities	(170,162)	(165,804)

Cash flows from financing activities:
Repayment of notes payable	(11,188)	-
Proceeds from notes payable	140,709	-
Proceeds from convertible notes payable	-	27,024
Proceeds from issuance of common stock	-	255,925
Net cash provided by financing activities	129,521	282,949

Net decrease in cash	(270,301)	(614)
Cash and equivalents, beginning of period	466,481	112,874

Cash and equivalents, end of period	$196,180	$112,260

Supplemental disclosure:
Cash paid for interest	$3,564	$1,246

Supplemental disclosure of non-cash
investing and financing activites:
Liabilities assumed as part of acquisition of property	$2,598	$-

Liabilities assumed as part of merger	$-	$13,026

Acquisition of property and equipment
by issuance of notes payable	$140,709	$36,530
The accompanying notes are an integral part of these financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1: Nature of Operations and Significant Accounting Policies

Basis of Presentations. The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ending September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006.

Nature of operation. Theater Xtreme Entertainment Group, Inc. (the “Company”), a Florida corporation, is a retail store and franchise marketing company engaged in retail sales and distribution through the operation of its home cinema design centers, the sale of franchise stores and wholesale product distribution to franchisees. The Company opened its first Company retail store, “design center,” in September 2003 in Newark, Delaware. In August 2004, the Company opened a second Company-owned design center in Wilmington, Delaware, a third in Bel-Air, Maryland in September 2005 and in July, 2006 acquired the business and assets of a fourth, in Leesport, Pennsylvania, from one of its former franchisees. The Company has sold twenty franchises, seven of which are open and operating with one now operating as a Company-owned store. The Company has designed and created large-format home theater entertainment systems offering new technology at prices affordable to many families. The Company expects to offer franchise licenses nationwide as well as open additional stores in the Mid-Atlantic region.

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

Revenue Recognition. Retail sales include all sales from Company-owned design centers. The following is a summary of earned revenues for the three months ended September 30:

	2006	2005
Retail sales	$1,262,564	$924,803
Wholesale sales	162,020	67,024
Franchise licenses and royalties	37,944	29,026
Total revenues	$1,462,528	$1,020,853

Retail sales represent the sale and installation of home-theater equipment to end users. In accordance with the SEC’s Staff Accounting Bulletin No. 104 (SAB 104) “Revenue Recognition,” the Company recognizes revenue when persuasive evidence of a customer arrangement exists or acceptance occurs, receipt of goods by customer occurs, the price is fixed or determinable, and the sales revenues are considered collectible. Revenue is recognized on such sales when the equipment is delivered and the installation is substantially completed. Generally, these events occur on the same date. Revenues are recognized pro-rata on larger, more complex systems where installation occurs over a period of time.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Customer deposits on orders that are not completed are shown as deferred sales. Also included in deferred sales is an amount that represents the unexpired (unearned) portions of paid customer extended service contracts. In addition, the Company has deferred revenues from the sales of franchise licenses. Such revenues will be recognized when the related franchise design center opens for business, as that is when the Company has substantially completed its obligations to these franchisees.

The following is a summary of amounts included in deferred sales at September 30, 2006 and June 30, 2006:
	September 30, 2006	June 30, 2006
Deferred retail sales	$651,898	$656,130
Unearned service contract revenue	25,428	23,576
Total deferred sales	$677,326	$679,706

Loss Per Share. The Company follows SFAS 128, “Earnings Per Share,” resulting in the presentation of basic and diluted earnings (loss) per share. For the three months ended September 30, 2006 and 2005, the basic and diluted loss per share are the same, because the assumed conversion of stock equivalents would be antidilutive as the Company experienced a net loss for these periods.

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

Advertising Costs. Advertising and sales promotion costs are expensed as incurred. Advertising and promotional expense totaled $173,782 and $123,819 for the three month periods ended September 30, 2006 and 2005, respectively. The increase in advertising is primarily attributable to an increase in billboard advertising.

Stock-Based Compensation. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative.

On January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method as permitted under SFAS No. 123(R). Under this transition method, beginning with the first calendar quarter of 2006, recognized compensation costs includes compensation cost for all non-forfeited share-based payments granted, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R), and without regard to vesting. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for the three months ended September 30, 2005 has not been restated.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

As a result of the adoption of SFAS No. 123(R), during the three months ended September 30, 2006, the Company’s net income was approximately $35,044 lower as a result of stock-based compensation expense, including $2,390 recognized on behalf of outside board members. As of September 30, 2006, there was $357,621 of unrecognized compensation expense and $24,697 of unrecognized expenses for services related to non-vested market-based option share awards that are expected to be recognized through June 30, 2010.

Accordingly, no compensation cost was recognized for stock options issued during any period prior to January 1, 2006. Had compensation cost for the Company’s issuance of vested stock options been determined based on the fair value at grant dates for options consistent with the method of SFAS No. 123(R), the Company’s net loss and net loss per common share for the three months ended September 30, 2005 would have been modified to the pro forma amount indicated below. The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility of 60%, risk-free interest rate of from between 3.0% to 5.25% and expected option life of ten years.

Results for the three months ended September 30, 2005:

Net loss:
As reported	$(269,977)
Pro forma	$(300,205)

Net loss per share:
As reported	$(0.02)
Pro forma	$(0.02)

Note 2: Notes Payable

On July 1, 2006, the Company purchased the assets and business of its former franchisee, Theaters 4 U LLC, located in Leesport, Pennsylvania for a total consideration of $193,307. In consideration for the purchased assets, the Company paid $10,000 cash, issued 40,000 shares of the Company’s common stock valued at $1.00 per share, or $40,000, assumed liabilities of $2,598 and issued a promissory note of $140,709. The note expires December, 2006 with payments of $3,000 per month and a final balloon payment of $130,442, including interest at 7%.

Note 3: Common Stock

During the three months ended September 30, 2006, the Company issued 40,000 of its common shares at $ 1.00 per share for the purchase of certain assets pursuant to an asset purchase agreement dated July 1, 2006.

During the three months ended September 30, 2006, the Company issued 500,000 of its common shares at $ 0.85 per share for services rendered, which shall be amortized over a twelve month period, through August 2007.

At June 30, 2006, there were 1,590,000 stock options outstanding under the 2005 Stock Option Plan. There were no stock options granted during the three months ended September 30, 2006. During the three months ended September 30, 2006, 22,500 of unvested stock options were forfeited due to termination of employment.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 4: Stock Option Plan

In April, 2005, shareholders holding a majority of the shares of the Company’s common stock approved the adoption of the Company’s 2005 Stock Option Plan (the “Plan”). The Plan is designed to help the Company attract, motivate and retain high quality employees necessary to execute the Company’s business plans successfully. On December 21, 2005 shareholders holding a majority of the shares of the Company’s common stock approved an increase in the number of common shares allocated to the Plan to 2,000,000, up from 1,400,000 shares. Participation in the Plan is limited to employees and Directors.

At June 30, 2006, there were 1,440,000 stock options outstanding under the 2005 Stock Option Plan. At September 30, 2006, there were 1,417,500 stock options outstanding under the 2005 Stock Option Plan. In the three months ended September 30, 2006, the Company granted no options to employees and made no grants of non-qualified options.

A summary of stock option transactions for the three months ended September 30, 2006 is as follows:

	Incentive Stock Options			Non-Qualified Stock Options
			Exercise Price	All Non-		Exercise Price
	All ISO	Vested	Per Common	Qualified	Vested	Per Common
	Shares	Shares	Share	Shares	Shares	Share

Balance, June 30, 2006	1,440,000	268,750	$0.35 to $1.00	150,000	37,500	$0.35

Granted / vested during the period	-	-	xx	-	-	xx

Exercised during the period	-	-	xx	-	-	xx

Cancelled / forfeit during the period	(22,500)	-	$0.35 to $1.00	-	-	xx

Balance, September 30, 2006	1,417,500	268,750	$0.35 to $1.00	150,000	37,500	$0.35

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 5: Income Taxes

Deferred income taxes reflect the net effect of an operating loss carryforward. There are no significant temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts used for income tax purposes.

The components of the deferred assets are as follows at September 30, 2006 and June 30, 2006:

	September 30, 2006	June 30 2006
Net operating loss tax benefit	$1,789,000	$1,539,000
Non-deductible options	39,000	24,000
Allowance for bad debt	19,000	8,000
Less valuation allowance	(1,847,000)	(1,571,000)

	$0	$0

A valuation allowance was required because the ultimate realization of deferred tax assets is dependent upon future taxable income and management believes that it is more likely than not that the deferred tax asset will not be realized through future taxable income. There is no income tax benefit for the losses for the three months ended September 30, 2006 and September 30, 2005, because management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

At June 30, 2006, the Company had a net operating loss carryforward for Federal and state income tax purposes of approximately $3,837,000 which, if not used, will expire in the fiscal year ending June 30, 2027.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 6: Subsequent Events

On October 23, 2006, the Company entered into a Securities Purchase Agreement with two accredited investors (the “Investors”) for the purchase of (i) $500,000 in non-convertible 10% debentures (the “Debentures”) and (ii) warrants (the “Warrants”) to purchase 400,000 shares of the Registrant’s common stock (the “Financing”). The Financing provided the Company with aggregate sales proceeds of $500,000. The Company anticipates that the proceeds of the Financing net of transaction expenses will be used for general corporate purposes.

The Debentures mature on the earlier of November 13, 2007 and the date that the Registrant shall have received net proceeds from debt and/or equity financings of at least $2,000,000. The Debentures bear interest at 10% per annum. Interest on the Debentures runs from the original commitment date, October 13, 2006. The Warrants have an exercise price of $1.00 per share. The Warrants are subject to a full ratchet price protection for the five-year life of the Warrants.

The Company and the Investors also entered into a Registration Rights Agreement whereby the Company is required to file a non-exclusive registration statement covering the common stock underlying the Warrants within 45 days after the closing. If the registration statement is not filed within 45 days from the date of closing, the Registrant is required to pay damages to the Investors. In addition, in the event the registration statement is not declared effective by the Securities and Exchange Commission with 120 days of the closing, the Company is required to pay damages to the Investors.

Each officer and director of the Company also entered into a 90-day lock-up agreement with the Investors pursuant to which they agreed not to sell, offer to sell, contract to sell, agree to sell, hypothecate, pledge, grant any option for sale or purchase or otherwise dispose of Company common stock or common stock equivalents.

The Financing was made in reliance on an exemption from securities registration afforded by the provisions of Section 4(2) of the Securities Act of 1933.

In October, 2006, vested options of 162,583 option shares were exercised for a total consideration of $56,904.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Information

The following Management’s Discussion and Analysis should be read in conjunction with the Company’s unaudited financial statements and notes for the three month period ended September 30, 2006 included herein and its audited financial statements and notes for the year ended June 30, 2006 included in its Form 10-KSB filed with the Securities and Exchange Commission.

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

These statements are based on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside its control. Actual results may differ materially from such statements for a number of reasons, including the effects of regulation and changes in capital requirements and funding. In light of the significant uncertainties inherent in these forward-looking statements, you should not consider this information to be a guarantee by us or any other person that the Company’s objectives and plans will be achieved. The Company does not undertake to update or revise its forward-looking statements even if experience or future changes make it clear that any projected results (expressed or implied) will not be realized.

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

The following table sets forth the number of design centers:

Theater Xtreme Entertainment Group, Inc.

	Owned and Operated by the Company	Franchised and Open	Subtotal	Franchised but Not Yet Open	Total

Number of Design Centers at June 30, 2004	1	0	1	0	1
Additions and deletions in the fiscal year ended June 30, 2005	1	1	2	3	5
Number of Design Centers at June 30, 2005	2	1	3	3	6
Additions and deletions in the fiscal year ended June 30, 2006	1	5	6	9	15
Number of Design Centers at June 30, 2006	3	6	9	12	21
Additions and deletions in the three months ended September 30, 2006	1	-	1	1	3
Number of Design Centers at September 30, 2006	4	6	10	13	23

The Company has a limited operating history for evaluating trends and seasonality.

Results of Operations for the three months ended September 30, 2006 compared to the three months ended September 30, 2005

Recognized sales for the three months ended September 30, 2006 were $ 1,462,528 compared to $1,020,853 for the three months ended September 30, 2005. Aggregate gross profit amounts and percentages were $529,934 and 36% for the three months ended September 30, 2006 as compared to $446,952 and 44% for the three months ended September 30, 2005. The following is illustrative for the three months ended September 30:

	2006			2005
	Sales	Gross Profit	%	Sales	Gross Profit	%
Retail	$1,262,564	$469,813	37%	$924,803	$411,961	44%
Wholesale	$162,020	$22,177	14%	$67,024	$5,965	9%
Franchise	$37,944	$37,944	100%	$29,026	$29,026	100%

The increase in sales reflects continued growth and the full quarter impact of the addition of the Company’s third design center as well as increased royalties from franchisees. The fluctuation in gross profit percentages continues to reflect the nature of operations being in a startup stage and the mix impact of wholesale sales to franchisees. Additionally, gross profit percentages for the three months ended September 30, 2006 were adversely impacted by higher than anticipated installation costs from subcontractors accounting for a 2% impairment in the retail gross margin, promotional price discounting and retail sales to commercial accounts whose margins are generally lower than consumer retail sales.

Occupancy expenses for the three months ended September 30, 2006 were $121,913 compared to $74,948 for the three months ended September 30, 2005. The increase is attributable to a full quarter impact of the opening of the Bel Air, Maryland design center and the acquisition of the fourth Company-owned design center in Leesport, Pennsylvania.

Selling, general and administrative expenses for the three months ended September 30, 2006 were $1,056,462 compared to $640,781 for the three months ended September 30, 2005. The increase relates to additional personnel and operating costs associated with the full quarter impact of the Company’s Bel Air, Maryland design center, the inclusion of the Company’s newly acquired Leesport, Pennsylvania design center in July, 2006 and the expansion of Company operations toward the creation of a national organization. Expenses for the three months ended September 30, 2006 include Advertising and Promotional expenses of $173,782 compared to $123,819 spent during the three months ended September 30, 2005 reflecting additional spending for billboard advertising. Professional fees amounted to $187,722 for the three months ended September 30, 2006 compared to $57,513 for the three months ended September 30, 2005 reflective of increased spending for legal fees related to capital financing and public trading issues as well as increased investment advisor fees. Personnel costs account for the majority of the remaining increase in selling, general and administrative expenses.

Liquidity

The Company’s cash position decreased to $196,180 at September 30, 2006 from $466,861 at June 30, 2006. The loss for the three months ended September 30, 2006 of $(651,763) and the increase in inventories of $(147,411) and prepaid expenses of $(352,627) were offset by an increase in accounts payable and accrued liabilities and issuance of common stock for services and purchase of assets, resulting in a net cash used in operating activities of $(229,660).

During the three months ended September 30, 2006, the Company spent $170,162 for the acquisition of vehicles, store equipment, and leasehold improvements.

During the three months ended September 30, 2006, to finance its loss, capital expenditures, and changes in other working capital items, the Company increased its notes payable by $129,521; issued 40,000 shares of its common stock at $1.00 per share in connection with the purchase of assets, and issued 500,000 shares of its common stock at $0.85 per share for services, aggregating $465,000.

In October, 2006, the Company entered into a Securities Purchase Agreement with two accredited investors (the “Investors”) for the purchase of (i) $500,000 in non-convertible 10% debentures (the “Debentures”) and (ii) warrants (the “Warrants”) to purchase 400,000 shares of the Registrant’s common stock (the “Financing”). The Financing provided the Company with aggregate proceeds of $500,000. The Company anticipates that the proceeds of the Financing net of transaction expenses will be used for general corporate purposes throughout the remainder of the fiscal year.

The Company’s cash flow from operations since inception has been and continues to be negative. If the Company does not raise a sufficient amount of capital, it may not have the ability to remain in business until such time, if ever, when it becomes profitable.

The Company plans to continue to expand revenue by increasing the number of Company-owned design centers, by selling additional franchises, and by increasing the product distribution network to franchisees. Although the Company-owned design centers produce positive store operating profits in the aggregate, and although the franchised design centers provide revenue and profits to the Company in the form of royalty payments and profits from wholesale sales, the Company’s profits generated from these activities are not adequate to offset the Company’s aggregate overhead expenses. To rectify this shortfall, the Company either needs to reduce overhead expenses or increase the number of profitable operating stores to the point where the aggregate contribution from such stores offsets the Company’s overhead expense. There is no assurance that the Company will be able to do so.

Future capital requirements and the adequacy of available funds will depend on numerous factors and risks, including the successful expansion and increase in the number of Company-owned design centers, the sale of Company franchises on a national level, the successful development of internally branded products for distribution to franchisees, and the results of risks associated with the Company’s ability to establish meaningful consumer market identification, branding and penetration, its ability to adapt to rapid technological changes, and its ability to successfully compete against intense competitive pressures from potentially larger, better capitalized future competitors when such enter its market segment. Further, the Company’s results of operations and resulting capital requirements will be affected by a wide variety of additional factors and risks including, but not limited to general economic conditions, decreases in average selling prices over the life of any particular product, new product and technology introductions, the ability to acquire sufficient quantities of a given product in a timely manner, the ability to develop and maintain critical strategic supply and co-marketing relationships and the ability to safeguard intellectual property.

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

Item 3. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2006. The evaluation revealed to the Company’s principal executive officer and principal financial officer that the design and operation of the Company’s disclosure controls and procedures were effective as of September 30, 2006.

There have been no significant changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control for the period covered by this Quarterly Report on Form 10-QSB.

PART II
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2006, the Company issued 40,000 of its common shares at $ 1.00 per share, with net proceeds of $40,000, for the purchase of the Leesport, Pennsylvania franchise assets pursuant to an asset purchase agreement dated July 1, 2006.

During the three months ended September 30, 2006, the Company issued 500,000 of its common shares at $ 0.85 per share, with net proceeds of $425,000, for investor services rendered.

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

THEATER XTREME ENTERTAINMENT GROUP, INC.

November 14, 2006	By: /s/ Scott R. Oglum
Scott R. Oglum
Chairman of the Board and Chief Executive Officer

By: /s/ James J. Vincenzo
James J. Vincenzo
Chief Financial Officer