Form 10QSB
period 2006-12-31
THEATER XTREME ENTERTAINMENT GROUP, INC
filed 2007-02-14
CIK 1089775

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006.
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
__ Yes _X_ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 2, 2007, there were 19,842,425 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ___ No X

THEATER XTREME ENTERTAINMENT GROUP, INC.

Form 10-QSB Index
December 31, 2006

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
THEATER XTREME ENERTAINMENT GROUP, INC.
BALANCE SHEETS
DECEMBER 31, 2006 AND JUNE 30, 2006

	DECEMBER 31	JUNE 30,
	2006	2006
Assets	(UNAUDITED)	(AUDITED)

Current Assets:
Cash and equivalents	$803,622	$466,481
Accounts receivable, net of allowance of $50,000, and $25,000	304,275	139,893
Inventory	630,886	629,056
Prepaid expenses	963,991	132,679
Other current assets	111,478	15,441
Total current assets	2,814,252	1,383,550

Property and equipment, net	523,761	357,434

Other assets:
Deposits	48,954	20,720

	$3,386,967	$1,761,704
Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable and accrued expenses	$577,933	$646,290
Payroll tax liabilities	109,940	58,715
Current portion of notes payable	29,113	19,129
Non-convertible debentures	1,500,000	-
Deferred franchise fees	309,000	279,000
Deferred sales	916,305	679,706
Total current liabilities	3,442,291	1,682,840

Long-term Liabilities:
Notes payable, net of current portion	97,012	47,163
Total long-term liabilities	97,012	47,163
Total liabilities	3,539,303	1,730,003

Stockholders' Equity (deficit):
Preferred stock, no par value, 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par, 50,000,000 shares authorized;
19,836,175, 19,122,342 shares issued
and outstanding	19,836	19,122
Additional paid in capital	5,145,627	3,973,742
Accumulated deficit	(5,317,799)	(3,961,163)
Total stockholders' equity (deficit)	(152,336)	31,701

	$3,386,967	$1,761,704

The accompanying notes are an integral part of these financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.
STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005

	Three Months Ended		Six Months Ended
	December 31		December 31
	2006	2005	2006	2005

Revenues	$1,702,189	$983,127	$3,164,717	$2,003,980

Cost of revenues	1,014,866	565,032	1,947,460	1,138,933
Occupancy expenses	104,858	78,204	226,771	153,152
Selling, general and administrative expenses	1,206,042	1,080,250	2,262,504	1,721,031
	2,325,766	1,723,486	4,436,735	3,013,116

Loss from operations	(623,577)	(740,359)	(1,272,018)	(1,009,136)

Interest income	358	1	600	47
Interest expense	(81,654)	(1,371)	(85,218)	(2,617)

Net loss	$(704,873)	$(741,729)	$(1,356,636)	$(1,011,706)

Basic and diluted:
Loss per common share	$(0.04)	$(0.04)	$(0.07)	$(0.06)

Weighted average shares	19,810,900	17,428,594	19,615,997	17,105,708

The accompanying notes are an integral part of these financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
SIX MONTHS ENDED DECEMBER 31, 2006

		Additional		Total
	Common	Paid-in	Accumulated	Stockholders'
	Stock	Capital	Deficit	Equity (Deficit)

Balance at June 30, 2006	$19,122	$3,973,742	$(3,961,163)	$31,701

Issuance of common stock, purchase of assets	40	39,960	-	40,000

Issuance of common stock, services rendered,
net of transfer agent and legal fees	500	424,500	-	425,000

Vested employee stock options	-	64,805	-	64,805

Vested non-employee stock options	-	4,780	-	4,780

Issuance of common stock, exercise of employee
options, net of transfer agent and legal fees	174	60,440	-	60,614

Issuance of warrants,
non-convertible debentures	-	577,400	-	577,400

Net loss for the Six months ended
December 31, 2006	-	-	(1,356,636)	(1,356,636)

Balance at December 31, 2006	$19,836	$5,145,627	$(5,317,799)	$(152,336)

The accompanying notes are an integral part of these financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31
(UNAUDITED)

	2006	2005
Cash flows from operating activities:
Net Loss	$(1,356,636)	$(1,011,706)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	74,643	50,390
Issuance of common stock for services	-	283,500
Issuance of common stock, purchase of assets	40,000	-
Increase in allowance for doubtful accounts	25,000	-
Employee stock option vesting for compensation	64,805	-
Non-employee stock option vesting for services	4,780	-
Amortization of deferred charges	223,465
Decrease (Increase) in assets
Accounts receivable	(189,382)	(6,443)
Inventory	(1,830)	(64,544)
Prepaid expenses	(52,377)	815
Other current assets	(96,037)	-
Increase (Decrease) in liabilities
Accounts payable and accrued expenses	(68,357)	221,490
Payroll liabilities	51,225	1,805
Due to officer	-	(243)
Deferred franchise fees	30,000	204,000
Deferred sales	236,599	158,583
Net cash used in operating activities	(1,014,102)	(162,353)

Cash flows from investing activities:
Deposits on stores and corporate facilities	(28,234)	-
Purchase of property and equipment	(30,362)	(167,652)
Net cash used in investing activities	(58,596)	(167,652)

Cash flows from financing activities:
Repayment of notes payable	(150,775)	-
Proceeds from non-convertible debentures	1,500,000	-
Proceeds from convertible notes payable	-	22,650
Proceeds from issuance of common stock	60,614	487,473
Net cash provided by financing activities	1,409,839	510,123

Net decrease in cash	337,141	180,118
Cash and equivalents, beginning of period	466,481	112,874

Cash and equivalents, end of period	$803,622	$292,992

Supplemental disclosure:
Cash paid for interest	$25,128	$2,617

Supplemental disclosure of non-cash
investing and financing activites:
Liabilities assumed as part of acquisition of property	$2,598	$-

Liabilities assumed as part of merger	$-	$13,026

Acquisition of property and equipment
by issuance of notes payable	$210,608	$36,530
Prepaid consulting services
by issuance of common stock	$425,000	$-
Deferred financing charges
by issuance of warrants	$577,400	$-

The accompanying notes are an integral part of these financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1: Nature of Operations and Significant Accounting Policies

Basis of Presentations. The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ending December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006.

Nature of operation. Theater Xtreme Entertainment Group, Inc. (the “Company”), a Florida corporation, is a retail store and franchise marketing company engaged in retail sales and distribution through the operation of its home cinema design centers, the sale of franchise stores and wholesale product distribution to franchisees. The Company opened its first Company retail store, “design center,” in September 2003 in Newark, Delaware. In August 2004, the Company opened a second Company-owned design center in Wilmington, Delaware, a third in Bel-Air, Maryland in September 2005 and in July, 2006 acquired the business and assets of a fourth, in Leesport, Pennsylvania, from one of its former franchisees. The Company has sold twenty-two franchises, seven of which are open and operating as franchises and one now operating as a Company-owned store. The Company has designed and created large-format home theater entertainment systems offering new technology at prices affordable to many families. The Company expects to offer franchise licenses nationwide as well as open additional Company-owned stores in the Mid-Atlantic region.

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

Revenue Recognition. Retail sales include all sales from Company-owned design centers. The following is a summary of earned revenues for the periods indicated:

	Three Months ended December 31		Six Months ended December 31
	2006	2005	2006	2005
Retail sales	$ 1,305,897	$ 884,161	$ 2,568,461	$ 1,808,963
Wholesale sales	331,233	61,052	493,253	128,076
Franchise licenses and royalties	65,059	37,914	103,003	66,941
Total revenues	$ 1,702,189	$ 983,127	$ 3,164,717	$ 2,003,980

Retail sales represent the sale and installation of home theater equipment to end users. In accordance with the SEC’s Staff Accounting Bulletin No. 104 (SAB 104) “Revenue Recognition,” the Company recognizes revenue when persuasive evidence of a customer arrangement exists or acceptance occurs, receipt of goods by customer occurs, the price is fixed or determinable, and the sales revenues are considered collectible. Revenue is recognized on such sales when the equipment is delivered and the installation is substantially completed. Generally, these events occur on the same date. Revenues are recognized pro rata on larger, more complex systems where installation occurs over a period of time.

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

The following is a summary of amounts included in deferred sales at December 31, 2006 and June 30, 2006:

	December 31, 2006	June 30, 2006
Deferred retail sales	$890,877	$656,130
Unearned service contract revenue	25,428	23,576
Total deferred sales	$916,305	$679,706

Net new sales orders were $1,544,875 and $2,805,060 for the three and six months ended December 31, 2006, respectively.

Loss Per Share. The company follows SFAS 128, "Earnings Per Share," resulting in the presentation of basic and diluted earnings (loss) per share. For the three and six months ended December 31, 2006 and 2005, the basic and diluted loss per share are the same, because the assumed conversion of stock equivalents would be antidilutive as the Company experienced a net loss for these periods.

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

Advertising Costs. Advertising and sales promotion costs are expensed as incurred. Advertising and promotional expense totaled $113,834 and $101,420 for the three months ended December 31, 2006 and 2005, respectively and $287,616 and $225,240 for the six months ended December 31, 2006 and 2005, respectively.

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

On January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method as permitted under SFAS No. 123(R). Under this transition method, beginning with the first calendar quarter of 2006, recognized compensation costs includes compensation cost for all non-forfeited share-based payments granted, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R), and without regard to vesting. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for the three and six months ended December 31, 2005 have not been restated.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

As a result of the adoption of SFAS No. 123(R), the Company’s net income was approximately $69,585 and $34,541 lower during the three and six months ended December 31, 2006, respectively, as a result of stock-based compensation expense. These amounts include $4,780 and $2,390 for the three and six months ended December 31, 2006, respectively, recognized on behalf of outside Directors. As of December 31, 2006, there was $333,221 of unrecognized compensation expense and $43,610 of unrecognized expenses for services related to non-vested market-based option share awards that are expected to be recognized through June 30, 2011.

Accordingly, no compensation cost was recognized for stock options issued during any period prior to January 1, 2006. Had compensation cost for the Company’s issuance of vested stock options been determined based on the fair value at grant dates for options consistent with the method of SFAS No. 123(R), the Company’s net loss and net loss per common share for the three and six months ended December 31, 2005 would have been modified to the pro forma amounts indicated below. The Company uses the Black-Scholes option pricing model to calculate the grant date fair value of an award, with the following assumptions: no dividend yield, expected volatility, risk-free interest rate of from between 3.0% to 5.25% and expected option life of ten years.

Results for the three and six months ended December 31, 2005:

Net loss:	Three months ended December 31, 2005	Six months ended December 31, 2005
As reported	$(741,729)	$(1,011,706)
Pro forma	$(760,849)	$(1,030,826)

Net loss per share:
As reported	$(0.04)	$(0.06)
Pro forma	$(0.04)	$(0.06)

Recently Issued Accounting Pronouncements.  In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 (the Company’s fiscal year 2008) and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the potential impact of FIN 48 on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. The Company will be required to adopt the provisions of SAB No.108 in its fiscal year 2008. The Company currently does not believe that the adoption of SAB No. 108 will have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair valuemeasurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 (the Company’s fiscal year 2009) and interim periods within those fiscal years. The Company does not believe that the adoption of the provisions of SFAS No. 157 will materially impact its financial position and results of operations.

Note 2: Notes Payable

On July 1, 2006, the Company purchased the assets and business of its former franchisee, Theaters 4 U LLC, located in Leesport, Pennsylvania for a total consideration of $193,307. In consideration for the purchased assets, the Company paid $10,000 cash, issued 40,000 shares of the Company’s common stock valued at $1.00 per share, or $40,000, assumed liabilities of $2,598 and issued a promissory note of $140,709. The Company satisfied and retired this obligation on December 31, 2006.

During the six months ended December 31, 2006, the Company issued 400,000 warrants to purchase the Company’s stock at an exercise price of $1.00 and 560,000 warrants to purchase the Company’s common stock at an exercise price of $1.10, as more fully described in the paragraphs below.

On October 23, 2006, the Company entered into a Securities Purchase Agreement with two accredited investors (the “October Investors”) for the purchase of (i) $500,000 in non-convertible 10% debentures (the “October Debentures”) and (ii) warrants (the “October Warrants”) to purchase 400,000 shares of the Company’s common stock (the “October Financing”). The October Financing provided the Company with aggregate sales proceeds of $500,000. The Company anticipates that the proceeds of the October Financing net of transaction expenses will be used for general corporate purposes. The October Debentures mature on the earlier of November 13, 2007 and the date that the Company shall have received net proceeds from debt and/or equity financings of at least $2,000,000. The October Debentures bear interest at 10% per annum. The October Warrants have an exercise price of $1.00 per share

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

representing the fair value as of October 23, 2006. The Company has valued the October Warrants at $287,500 and will amortize this amount as additional financing costs over the time of the October Debentures. The Company used the Black-Scholes model to calculate the fair value of the warrants, with the following assumptions: no dividend yield, 45% volatility, risk-free interest rate of 4.8% and expected warrant life of five years. The October Warrants are subject to a full ratchet price protection for their five-year life. The Company and the October Investors also entered into a Registration Rights Agreement pursuant to which the Company registered the common stock underlying the October Warrants. Each officer and director of the Company also entered into a 90-day lock-up agreement with the Investors pursuant to which they agreed not to sell, offer to sell, contract to sell, agree to sell, hypothecate, pledge, grant any option for sale or purchase or otherwise dispose of Company common stock or common stock equivalents. The Financing was made in reliance on an exemption from securities registration afforded by the provisions of Section 4(2) of the Securities Act of 1933.

Between November 15, 2006 and November 22, 2006, the Company executed and delivered debentures to three accredited investors (the “November Investors”) in the aggregate face amount of $300,000 (the “November Debentures”), the proceeds, net of transaction expenses, to be used for general corporate purposes. The November Debentures mature on November 30, 2007 and may be prepaid at any time in whole or in part upon payment of a fee equal to five percent (5%) of the amount of principal repayment. The November Debentures bear interest at 15% per annum. The November Debentures were sold to the Investors in reliance on an exemption from securities registration afforded by the provisions of Section 4(2) of the Securities Act of 1933.

On December 22, 2006, the Company entered into a Securities Purchase Agreement with Kinzer Technology, LLC. (the “December Investor”) for the purchase of (i) a $700,000 non-convertible 10% debenture (the “December Debenture”) and (ii) warrants (the “December Warrants”) to purchase up to 560,000 shares of the Company’s common stock (the “December Financing”). The December Financing provided Company with aggregate proceeds of $700,000. The proceeds of the December Financing, net of transaction expenses, will be used for general corporate purposes. The December Debenture matures on the earlier of November 15, 2007 and the date that the Company shall have received net proceeds from debt and/or equity financings of at least $1,500,000. The December Debenture bears interest at 10% per annum. The December Warrants have an exercise price of $1.10 per share, representing the fair value as of December 22, 2006. The Company has valued the December Warrants at $289,900 and will amortize this amount as additional financing costs over the time of the December Debenture. The Company used the Black-Scholes model to calculate the fair value of the warrants, with the following assumptions: no dividend yield, 45% volatility, risk-free interest rate of 4.6% and expected warrant life of five years. The December Warrants are subject to a full ratchet price protection for the five-year life of the Warrants. The December Financing was made in reliance on an exemption from securities registration afforded by the provisions of Section 4(2) of the Securities Act of 1933.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 3: Common Stock

During the six months ended December 31, 2006, the Company issued 40,000 of its common shares at $ 1.00 per share for the purchase of certain assets pursuant to an asset purchase agreement dated July 1, 2006. See Note 2.

During the six months December 31, 2006, the Company issued 500,000 of its common shares at $ 0.85 per share for services rendered, which shall be amortized over a twelve month period, through August, 2007.

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

At June 30, 2006, under the 2005 Stock Option Plan, there were outstanding stock options to purchase 1,590,000 shares of the Company’s common stock. During the six months ended December 31, 2006, the Company granted stock options at an exercise price of $1.04 per share for 20,900 shares, in the aggregate, of the Company’s common stock to nine employees and granted an aggregate of 30,000 stock options at an exercise price of $1.12 to its three outside directors.

During the six months ended December 31, 2006, stock options to purchase 67,500 shares of the Company’s stock were forfeited due to termination of employment and stock options to purchase 173,833 shares of the Company’s common stock were exercised at an aggregate exercise price of $0.35 per share.

Accordingly, at December 31, 2006, there were 1,399,567 stock options outstanding under the 2005 Stock Option Plan.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

A summary of stock option transactions for the six months ended December 31, 2006 is as follows:

	Incentive Stock Options			Non-Qualified Stock Options
			Exercise Price	All Non-		Exercise Price
	All ISO	Vested	Per Common	Qualified	Vested	Per Common
	Shares	Shares	Share	Shares	Shares	Share

Balance, June 30, 2006	1,440,000	268,750	$0.35 to $1.00	150,000	37,500	$0.35

Granted / vested during the period	20,900	169,166	$1.04	30,000	-	$1.12

Exercised during the period	(173,833)	(173,833)	$0.35	-	-	xx

Cancelled / forfeit during the period	(67,500)	-	$0.35 to $1.00	-	-	xx

Balance, December 31, 2006	1,219,567	264,083	$0.35 to $1.04	180,000	37,500	$0.35 to $1.12

Note 5: Income Taxes

Deferred income taxes reflect the net effect of an operating loss carryforward and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts used for income tax purposes.

The components of the deferred assets are as follows at December 31, 2006 and June 30, 2006:

	December 31, 2006	June 30 2006
Net operating loss tax benefit	$2,039,000	$1,539,000
Non-deductible options and warrants	80,000	24,000
Allowance for bad debt	30,000	8,000
Less valuation allowance	(2,149,000)	(1,571,000)

	$0	$0

A valuation allowance was required because the ultimate realization of deferred tax assets is dependent upon future taxable income and management believes that it is more likely than not that the deferred tax asset will not be realized through future taxable income. There is no income tax benefit for the losses for the six months ended December 31, 2006 and December 31, 2005, because management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

At June 30, 2006, the Company had a net operating loss carryforward for Federal and state income tax purposes of approximately $3,837,000 which, if not used, will expire in the fiscal year ending June 30, 2027.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 6: Subsequent Events

In January, 2007, the Company granted warrants to purchase 40,000 shares of the Company’s common stock at an exercise price of $1.00 to a consultant in consideration for services rendered.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Information

The following Management’s Discussion and Analysis should be read in conjunction with the Company’s unaudited financial statements and notes for the three and six month periods ended December 31, 2006 included herein and its audited financial statements and notes for the year ended June 30, 2006 included in its Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

This discussion and other sections of this Quarterly Report contain, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the Company’s actual results and the performance or achievements expressed or implied by these forward-looking statements to differ materially from such forward-looking statements. The forward-looking statements included in this report may prove to be inaccurate.

These statements are based on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside its control. Actual results may differ materially from such statements for a number of reasons, including the effects of regulation and changes in capital requirements and funding and the other Risk Factors set forth in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2006. In light of the significant uncertainties inherent in these forward-looking statements, you should not consider this information to be a guarantee by us or any other person that the Company’s objectives and plans will be achieved. The Company does not undertake to update or revise its forward-looking statements even if experience or future changes make it clear that any projected results (expressed or implied) will not be realized.

Overview

The Company is a retail store and franchise marketing company engaged in retail sales and distribution through the operation of its home cinema design centers, the sale of franchise stores and wholesale product distribution to franchisees.

The Company’s design centers focus on the sale and installation of affordable large screen front projection in-home cinema rooms comprised of video and audio home theater components. A majority of its home theater systems is installed on-site at customer homes, with screen sizes ranging from 80 inches to over 12 feet. The Company also sells theater seating, interior décor items, accessories and its proprietary digital theater management system called OneView™. The Company targets its home theater system marketing toward a larger consumer base than traditional custom home theater companies and focuses on lower retail price points in a store setting where customers can easily encounter the complete home theater experience in a number of home settings.

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

The following table sets forth the number of design centers:

Theater Xtreme Entertainment Group, Inc.

	Owned and Operated by the Company	Franchised and Open	Subtotal	Franchised but Not Yet Open	Total

Number of Design Centers at June 30, 2006	3	6	9	12	21
Additions and deletions in the three months ended September 30, 2006	1	-	1	1	2
Number of Design Centers at September 30, 2006	4	6	10	13	23
Additions and deletions in the three months ended December 31, 2006	-	1	1	1	2
Number of Design Centers at December 31, 2006	4	7	11	14	25

The Company has a limited operating history for evaluating trends and seasonality.

Results of Operations for the three months ended December 31, 2006 compared to the three months ended December 31, 2005

Recognized sales for the three months ended December 31, 2006 were $ 1,702,189 compared to $983,127 for the three months ended December 31, 2005. Aggregate gross profit amounts and percentages were $687,323 and 40% for the three months ended December 31, 2006 as compared to $418,094 and 43% for the three months ended December 31, 2005. The following is illustrative for the three months ended December 31:

	2006			2005
	Sales	Gross Profit	%	Sales	Gross Profit	%

Retail	$1,305,896	$584,425	45%	$884,160	$374,168	42%
Wholesale	$331,233	$37,839	11%	$61,052	$6,012	10%
Franchise	$65,059	$65,059	100%	$37,914	$37,914	100%
Total	$1,702,189	$687,323	40%	$983,127	$418,094	43%

The increase in sales from 2005 to 2006 reflects continued growth and the acquisition of the fourth Company-owned design center in Leesport, Pennsylvania. The fluctuation in gross profit percentages continues to reflect the nature of operations being in a startup stage and the increasingly significant mix impact of wholesale sales to franchisees.

Occupancy expenses for the three months ended December 31, 2006 were $104,858 compared to $78,204 for the three months ended December 31, 2005. The increase is generally attributable to the full six months impact of the Company’s Bel Air, Maryland design center and the acquisition of the fourth Company-owned design center in Leesport, Pennsylvania.

Selling, general and administrative expenses for the three months ended December 31, 2006 were $1,206,042 compared to $1,080,250 for the three months ended December 31, 2005. The increase relates to additional personnel and operating costs associated with the full quarter impact of the Company’s Bel Air, Maryland design center, the inclusion of the Company’s newly acquired Leesport, Pennsylvania design center in July, 2006 and the expansion of Company operations toward the creation of a national organization. Expenses for the three months ended December 31, 2006 include Advertising and Promotional expenses of $113,834 compared to $101,420 spent during the three months ended December 31, 2005, owing to increased press release expense. Professional fees amounted to $392,020 for the three months ended December 31, 2006 compared to $335,780 for the three months ended December 31, 2005 reflective of increased spending for legal fees related to capital financing and public trading issues. Personnel costs account for the majority of the remaining increase in selling, general and administrative expenses.

Results of Operations for the six months ended December 31, 2006 compared to the six months ended December 31, 2005

Recognized sales for the six months ended December 31, 2006 were $3,164,717 compared to $2,003,980 for the six months ended December 31, 2005. Gross profit amounts and percentages were $1,217,257 and 39% for the six months ended December 31, 2006 as compared to $865,047 and 43% for the six months ended December 31, 2005.

The following is illustrative for the six months ended December 31:

	2006			2005
	Sales	Gross Profit	%	Sales	Gross Profit	%

Retail	$2,568,461	$1,054,238	41%	$1,808,963	$786,128	44%
Wholesale	$493,253	$60,016	12%	$128,076	$11,978	9%
Franchise	$103,003	$103,003	100%	$66,941	$66,941	100%
Total	$3,164,717	$1,217,257	39%	$2,003,980	$865,047	43%

The increase in sales from 2005 to 2006 reflects continued growth and the full six month impact of the Company’s Bel Air, Maryland Design Center as well as the acquisition of the fourth Company-owned design center in Leesport, Pennsylvania. The fluctuation in gross profit percentages continues to reflect the nature of operations being in a startup stage and the increasingly significant mix impact of wholesale sales to franchisees. Wholesale sales reflected 16% of total revenues for the six months ended December 31, 2006 as compared to only 6% of revenue for the six months ended December 31, 2005, and therefore almost three times the mix impact on gross margin.

Occupancy expenses for the six months ended December 31, 2006 were $226,771 compared to $153,152 for the six months ended December 31, 2005. The increase is generally attributable to the full six month impact of the Company’s Bel Air, Maryland Design Center as well as the acquisition of the fourth Company-owned design center in Leesport, Pennsylvania.

Selling, general and administrative expenses for the six months ended December 31, 2006 were $2,262,504 compared to $1,721,031 for the six months ended December 31, 2005. The increase relates to additional personnel and operating costs associated with the opening of the Bel-Air, Maryland design center in September, 2005, the acquisition of the fourth Company-owned design center in Leesport, Pennsylvania, and the expansion of Company operations toward the creation of a national organization. Expenses for the six months ended December 31, 2006 include Advertising and Promotional expenses of $287,616 compared to $225,040 spent during the six months ended December 31, 2005 reflecting increased billboard and web advertising costs and press releases. Professional fees amounted to $579,741 for the six months ended December 31, 2006 compared to $393,293 for the six months ended December 31, 2005, reflective of increased spending for legal fees related to capital financing and public trading issues. Personnel costs account for the majority of the remaining increase in selling, general and administrative expenses.

Liquidity

The Company’s cash position increased to $803,622 at December 31, 2006 from $466,861 at June 30, 2006. The loss for the six months ended December 31, 2006 of $(1,356,636) and the increase in accounts receivable of $(189,382) and the decrease in accounts payable ($68,357) were partially offset by an increase in deferred sales liabilities and the issuance of common stock for services and purchase of assets and issuance of warrants for debentures sold, resulting in a net cash used in operating activities of $(1,014,102).

During the six months ended December 31, 2006, the Company spent $240,940 for the acquisition of vehicles, store equipment, and leasehold improvements of which $210,608 was financed.

During the six months ended December 31, 2006, to finance its loss, capital expenditures, and changes in other working capital items, the Company increased its net notes payable by $1,559,833, issued 40,000 shares of its common stock at $1.00 per share in connection with the purchase of assets, and issued 500,000 shares of its common stock at $0.85 per share for services. Also, during the six months ended December 31, 2006 employees and former employees exercised vested stock options providing $60,614 in net proceeds to the Company.

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

Future capital requirements and the adequacy of available funds will depend on numerous factors and risks, including the successful expansion and increase in the number of Company-owned design centers, the sale of Company franchises on a national level, the successful development of internally branded products for distribution to franchisees, and the results of risks associated with the Company’s ability to establish meaningful consumer market identification, branding and penetration, its ability to adapt to rapid technological changes, and its ability to successfully compete against intense competitive pressures from potentially larger, better capitalized future competitors when such competitors enter the Company’s market segment. Further, the Company’s results of operations and resulting capital requirements will be affected by a wide variety of additional factors and risks including, but not limited to general economic conditions, decreases in average selling prices over the life of any particular product, new product and technology introductions, the ability to acquire sufficient quantities of a given product in a timely manner, the ability to develop and maintain critical strategic supply and co-marketing relationships and the ability to safeguard intellectual property.

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

There can be no assurance that the Company will be able to implement its business strategies successfully or that profitability will ever be achieved. The Company expects that its future operating results will fluctuate significantly from year to year and will be impacted by factors beyond its control.

Item 3. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2006. The evaluation revealed to the Company’s principal executive officer and principal financial officer that the design and operation of the Company’s disclosure controls and procedures were effective as of December 31, 2006.

There have been no significant changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control for the period covered by this Quarterly Report on Form 10-QSB.

PART II
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended December 31, 2006, the Company issued 40,000 of its common shares at $ 1.00 per share, with net proceeds of $40,000, for the purchase of the Leesport, Pennsylvania franchise assets pursuant to an asset purchase agreement dated July 1, 2006.

During the six months ended December 31, 2006, the Company issued 500,000 of its common shares at $ 0.85 per share, with net proceeds of $425,000, for investor services rendered.

Item 4. Submission of Matters to a Vote of Security Holders

On November 21, 2006, the Company held its annual meeting during which the shareholders elected the following individuals as Directors of the Company for a one-year term, all of whom were incumbent Directors:

Name	Votes For	Votes Against	Abstained
Scott R. Oglum	12,970,664	0	100
Justin L. Schakelman	12,970,764	0	0
David R. Hludzinski	12,970,764	0	0
W. James Ludlow	12,970,764	0	0
H. Gregory Silber	12,970,764	0	0

Additionally, at its November 21, 2006 annual meeting, shareholders voted on the following proposal:

Proposal	Votes For	Votes Against	Abstained
To appoint Morison Cogen as the Company’s independent auditors	12,914,490	0	56,274

Item 6. Exhibits

Exhibit	Description of Exhibit
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended executed by the Chief Executive Officer of the Company.
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended executed by the Chief Financial Officer of the Company.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by the Chief Executive Officer of the Company.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by the Chief Financial Officer of the Company.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THEATER XTREME ENTERTAINMENT GROUP, INC.

February 14, 2007	By: /s/ Scott R. Oglum
Scott R. Oglum
Chairman of the Board and Chief Executive Officer

By: /s/ James J. Vincenzo
James J. Vincenzo
Chief Financial Officer