Form 10QSB
period 2007-03-31
THEATER XTREME ENTERTAINMENT GROUP, INC
filed 2007-05-15
CIK 1089775

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

                                            (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.
OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
__ Yes _X_ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of April 30, 2007, there were 19,912,425 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ___ No X

THEATER XTREME ENTERTAINMENT GROUP, INC.

Form 10-QSB Index
March 31, 2007

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

THEATER XTREME ENERTAINMENT GROUP, INC.
BALANCE SHEETS
MARCH 31, 2007 AND JUNE 30, 2006

	MARCH 31	JUNE 30
	2007	2006
Assets	(Unaudited)	(Audited)

Current Assets:
Cash and equivalents	$1,218,158	$466,481
Accounts receivable, net of allowance of $75,000 and $25,000	332,508	139,893
Inventory	711,261	629,056
Prepaid expenses	410,331	132,679
Other current assets	292,360	15,441
Total current assets	3,214,618	1,383,550

Property and Equipment, net	814,723	357,434

Other Assets:
Deferred Financing Fees	250,000	-
Deposits	48,954	20,720
Total other assets	298,954	20,720

	$4,078,295	$1,761,704

Liabilities and Stockholders' Equity Deficit

Current Liabilities:
Accounts payable and accrued expenses	$664,180	$646,290
Payroll liabilities	125,946	58,715
Current portion of notes payable	29,113	19,129
Non-convertible debentures	300,000	-
Deferred franchise fees	284,000	279,000
Deferred sales	654,455	679,706
Total current liabilities	2,057,694	1,682,840

Long-term Liabilities:
Non-convertible debentures	2,700,000
Notes payable, net of current portion	90,031	47,163
Total long-term liabilities	2,790,031	47,163
Total liabilities	4,847,725	1,730,003

Stockholders' Equity (Deficit):
Preferred stock, no par value, 5 million shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par, 50 million shares authorized;
19,847,425 and 19,122,342 shares issued
and outstanding	19,847	19,122
Additional paid in capital	5,357,222	3,973,742
Accumulated deficit	(6,146,499)	(3,961,163)
Total stockholders' equity (deficit)	(769,430)	31,701

	$4,078,295	$1,761,704

The accompanying notes are an integral part of these financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.
STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2007	2006	2007	2006

Revenues	$1,821,275	$1,224,272	$4,985,992	$3,228,252

Cost of revenues	1,060,025	730,998	3,007,485	1,869,931
Occupancy expenses	148,017	80,025	374,788	233,177
Selling, general and administrative expenses	1,092,940	849,020	3,355,444	2,570,051
	2,300,982	1,660,043	6,737,717	4,673,159

Loss from operations	(479,707)	(435,771)	(1,751,725)	(1,444,907)

Interest income	2,035	1	2,635	47
Interest expense	(351,028)	(1,293)	(436,246)	(3,910)

Net loss	$(828,700)	$(437,063)	$(2,185,336)	$(1,448,770)

Basic and diluted:
Loss per common share	$(0.04)	$(0.02)	$(0.11)	$(0.08)

Weighted average shares	19,843,106	17,875,225	19,691,398	17,360,818

The accompanying notes are an integral part of these financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
NINE MONTHS ENDED MARCH 31, 2007

	Number of
	Shares -		Additional		Total
($ US except shares)	Common	Common	Paid-in	Accumulated	Stockholders'
	Stock	Stock	Capital	Deficit	Equity (Deficit)

Balance at June 30, 2006 (Audited)	19,122,342	$19,122	$3,973,742	$(3,961,163)	$31,701

Issuance of common stock, purchase of assets	40,000	40	39,960	-	40,000

Issuance of common stock, services rendered,
net of transfer agent and legal fees	500,000	500	424,500	-	425,000

Vested employee stock options	-	-	97,352	-	97,352

Vested non-employee stock options	-	-	8,501	-	8,501

Issuance of common stock, exercise of employee
options, net of transfer agent and legal fees	185,083	185	64,367	-	64,552

Issuance of warrants, notes payable	-	-	730,400	-	730,400

Issuance of warrants, services rendered	-	-	18,400		18,400

Net loss for the nine months ended
March 31, 2007	-	-	-	(2,185,336)	(2,185,336)

Balance at March 31, 2007 (Unaudited)	19,847,425	$19,847	$5,357,222	$(6,146,499)	$(769,430)

The accompanying notes are an integral part of these financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31
(Unaudited)

	2007	2006
Cash flows from operating activities:
Net Loss	$(2,185,336)	$(1,448,770)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	128,489	75,587
Forgiveness of merger liabilities	(8,569)	-
Issuance of common stock for services	-	303,500
Issuance of warrants for services	18,400	-
Increase in allowance for doubtful accounts	25,000	-
Employee stock option vesting for compensation	97,352	22,084
Non-employee stock option vesting for services	8,501	8,761
Amortization of deferred charges	625,025	-
Increase (decrease) in assets
Accounts receivable	(217,615)	(27,397)
Inventory	(82,205)	(128,011)
Prepaid expenses	2,723	27,469
Other assets	(276,919)	-
Increase (decrease) in liabilities
Accounts payable and accrued expenses	26,449	259,136
Payroll liabilities	67,241	10,272
Due to officer	-	(243)
Deferred franchise fees	5,000	179,000
Deferred sales	(25,251)	229,821
Net cash used in operating activities	(1,791,715)	(488,791)

Cash flows from investing activities:
Deposits on stores and corporate facility	(28,234)	-
Purchase of property and equipment	(335,170)	(176,457)
Net cash used in investing activities	(363,404)	(176,457)

Cash flows from financing activities:
Repayment of notes payable	(157,756)	-
Proceeds from note payable	-	18,199
Proceeds from short term debentures	1,500,000
Repayment of short term debentures	(1,200,000)
Proceeds from long term debentures	2,700,000	-
Proceeds from issuance of common stock	64,552	663,563
Net cash provided by financing activities	2,906,796	681,762

Net increase in cash	751,677	16,514
Cash and equivalents, beginning of period	466,481	112,874

Cash and equivalents, end of period	$1,218,158	$129,388

Supplemental disclosure:
Cash paid during the period for interest	$80,846	$3,910

Supplemental disclosure of non-cash
investing and financing activites:

Liabilities assumed as part of acquisition of property	$2,598	$-

Acquisition of property and equipment
by issuance of notes payable	$210,608	$36,530

Acquisition of property and equipment
by issuance of common stock	$40,000	$-

Prepaid consulting services
by issuance of common stock	$425,000	$-

Deferred Financing charges
by issuance of warrants	$730,400	$-

Consulting services paid
by issuance of warrants	$18,400	$-

The accompanying notes are an integral part of these financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1: Nature of Operations and Significant Accounting Policies

Basis of Presentation. The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ending March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006.

Nature of operation. Theater Xtreme Entertainment Group, Inc. (the “Company”), a Florida corporation, is a retail store and franchise marketing company engaged in retail sales and distribution through the operation of its home cinema design centers, the sale of franchise stores and wholesale product distribution to franchisees. The Company opened its first Company retail store, “design center,” in September 2003 in Newark, Delaware. In August 2004, the Company opened a second Company-owned design center in Wilmington, Delaware, a third in Bel-Air, Maryland in September 2005 and in July, 2006 acquired the business and assets of a fourth, in Leesport, Pennsylvania, from one of its former franchisees. The Company has sold twenty-one franchises, eight of which are open and operating as franchises and one (the Leesport store) now operating as a Company-owned store. The Company has designed and created large-format home theater entertainment systems offering new technology at prices affordable to many families. The Company offers franchise licenses nationwide and expects to open additional stores in the Mid-Atlantic region.

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

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Revenue Recognition. Retail sales include all sales from Company-owned design centers. The following is a summary of earned revenues for the three and nine months ended March 31:

	Three Months ended March 31		Nine Months ended March 31
	2007	2006	2007	2006
Retail sales	$1,407,730	$1,033,101	$3,976,191	$2,842,064
Wholesale sales	341,723	138,371	834,976	266,447
Franchise licenses and royalties	71,822	52,800	174,825	119,741
Total revenues	$1,821,275	$1,224,272	$4,985,992	$3,228,252

Retail sales represent the sale and installation of home-theater equipment. In accordance with the SEC’s Staff Accounting Bulletin No. 104 (SAB 104) “Revenue Recognition,” the Company recognizes revenue when persuasive evidence of a customer arrangement exists or acceptance occurs, receipt of goods by the customer occurs, the price is fixed or determinable, and the sales revenues are considered collectible. Revenue is recognized on such sales when the equipment is delivered and the installation is substantially completed. Generally these events occur on the same date. Revenues are recognized on a completion of work or product delivered basis for larger, more complex systems where installation occurs over a period of time. Larger systems are principally aggregations of a number of smaller, same-customer service work orders or product orders that collectively are characterized as complex installations whose service or product delivery dates can extend over a number of weeks owing to both customer installation time preferences or unavailability of product.

Customer deposits on orders that are not completed are shown as deferred revenue. Also included in deferred revenue is an amount that represents the unexpired (unearned) portions of paid customer extended service contracts. In addition, the Company has deferred revenue from the sales of franchise licenses. Such revenue will be recognized when the related franchise design center opens for business, as that is the time when the Company has substantially completed its obligations to these franchisees.

The following is a summary of amounts included in deferred sales as at March 31:

	2007	2006
Deferred Retail sales	$618,683	$701,646
Unearned service contract revenue	35,772	24,537
Total Deferred Sales	$654,455	$726,183

Net new retail sales orders were $1,142,880 and $3,947,940 for the three and nine months ended March 31, 2007, respectively.

Loss Per Share. The Company follows SFAS 128, Earnings Per Share, resulting in the presentation of basic and diluted earnings (loss) per share. For the three and nine months ended March 31, 2007 and 2006, the basic and diluted loss per share are the same, because the assumed conversion of stock equivalents would be anti-dilutive as the Company experienced a net loss for these periods.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Income Taxes. The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Inventory Obsolescence: Inventory represents a significant portion of the Company’s assets. The Company’s profitability and viability are highly dependent on the demand for its products. An imbalance between purchasing levels and sales could cause rapid and material obsolescence, and loss of competitive price advantage and market share. The Company believes that its product mix has provided sufficient diversification to mitigate this risk. At the end of each reporting period, the Company reduces the value of its inventory by an estimate of what the Company believes to be obsolete, and the Company recognizes an expense in this amount, which is included in cost of sales in its statement of operations.

In the Company’s industry, merchandise models change periodically. When they do, the Company reclassifies the old model into a discontinued category. The Company also reclassifies merchandise into the discontinued category when the Company decides it no longer wants to sell the item. At the end of each reporting period, the Company reviews the value of discontinued merchandise and reduces its value in cases where the net realizable value is estimated to be less than the cost of the merchandise. Generally, the Company attempts to sell these discontinued models at standard retail prices. The Company also similarly evaluates the obsolescence of its display inventories and service parts inventory.

Shipping and Handling Fees and Costs. The Company classifies shipping and handling fees when charged to the customer, as revenue. The Company classifies shipping and handling costs as part of selling and administration expenses. Shipping and handling costs were $17,177 and $13,247 for the three months ended March 31, 2007 and 2006, respectively and $58,194 and $22,573 for the nine months ended March 31, 2007 and 2006, respectively. In view of the Company’s treatment of shipping and handling costs as a component of selling, general and administrative cost, its gross margin may not be comparable to those of other companies where shipping and handling costs are included in cost of revenue.

Advertising Costs. Advertising and sales promotion costs are expensed as incurred. Advertising and promotional expense totaled $114,932 and $125,134 for the three month periods ended March 31, 2007 and 2006, respectively, and $396,511 and $357,714 for the nine months ended March 31, 2007 and 2006, respectively.

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

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

On January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method as permitted under SFAS No. 123(R). Under this transition method, beginning with the first calendar quarter of 2006, recognized compensation costs include compensation cost for all non-forfeited share-based payments granted, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R), and without regard to vesting. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for the nine months ended March 31, 2006 have not been restated.

Accordingly, no compensation cost was recognized for stock options issued during any period prior to January 1, 2006. For the three months ended March 31, 2006, recognized compensation costs included compensation costs for all non-forfeited share-based payments granted. Additionally, all services-related expense amounts recognized on behalf of outside Directors were reflected in net income for both the three months and nine months ended March 31, 2006. As a result of the adoption of SFAS No. 123(R), the Company’s net income was approximately $26,320 lower, during the nine months ended March 31, 2006 as a result of stock-based compensation expense than it otherwise would have been.

Had compensation cost for the Company’s issuance of vested stock options been determined based on the fair value at grant dates for options consistent with the method of SFAS No. 123(R), the Company’s net loss and net loss per common share for the nine months ended March 31, 2006 would have been modified by $(26,320) and would have resulted in the pro forma amount indicated below. The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility of between 45% and 60%, risk-free interest rate of from between 3.0% to 5.25% and expected option life of ten years.

Results for the nine months ended March 31, 2006:

Net loss:
As reported	$(1,448,770)
Pro forma	$(1,475,090)

Net loss per share:
As reported	$(0.08)
Pro forma	$(0.08)

As of March 31, 2007, there was $300,674 of unrecognized compensation expense and $39,889 of unrecognized expenses for services related to non-vested market-based option share awards that are expected to be recognized through June 30, 2011.

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

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 (the Company’s fiscal year 2009) and interim periods within those fiscal years. The Company does not believe that the adoption of the provisions of SFAS No. 157 will materially impact its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for the Company beginning with the third calendar quarter of 2008. The Company has not yet determined the impact of the adoption of SFAS No. 159 on its financial statements and footnote disclosures.

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

During the nine months ended March 31, 2007, the Company issued 400,000 warrants to purchase shares of the Company’s common stock at an exercise price of $1.00 per share and warrants to purchase 1,020,600 shares of the Company’s common stock at an exercise price of $1.10 per share, as more fully described in the paragraphs below.

On October 23, 2006, the Company entered into a Securities Purchase Agreement with two accredited investors (the “October Investors”) for the purchase of (i) $500,000 in non-convertible 10% debentures (the “October Debentures”) and (ii) warrants (the “October Warrants”) to purchase 400,000 shares of the Company’s common stock (the “October Financing”). The October Financing provided the Company with aggregate sales proceeds of $500,000. The proceeds of the October Financing net of transaction expenses were used for general corporate purposes. The October Warrants have an exercise price of $1.00 per share representing the fair value as of October 23, 2006. The Company has valued the October Warrants at $287,500 and was amortizing this amount as additional financing costs over the time of the October Debenture. The Company used the Black-Scholes model to calculate the fair value of the warrants, with the following assumptions: no dividend yield, 45% volatility, risk-free interest rate of 4.8% and expected warrant life of five years. The October Warrants are subject to a full ratchet price protection for their five-year life. The Company and the October Investors also entered into a Registration Rights Agreement pursuant to which the Company registered the common stock underlying the October Warrants. Each officer and director of the Company also entered into a lock-up agreement with the Investors pursuant to which they agreed not to sell, offer to sell, contract to sell, agree to sell, hypothecate, pledge, grant any option for sale or purchase or otherwise dispose of Company common stock or common stock equivalents for 90 days. The October Financing was made in reliance on an exemption from securities registration afforded by the provisions of Section 4(2) of the Securities Act of

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1933. The Company satisfied and retired the October Debentures on March 6, 2007 in connection with the March Financing, as more fully described below. Prior to their repayment, the October Debentures matured on the earlier of November 13, 2007 and the date that the Company received net proceeds from debt and/or equity financings of at least $2,000,000. The October Debentures bear interest at 10% per annum. As a result of the October Debentures being retired earlier than their normal time, the Company also expensed the unamortized balances of additional financing costs associated with the October Warrants, amounting to $235,360 which is included in interest expense.

Between November 15, 2006 and November 22, 2006, the Company executed and delivered debentures to three accredited investors (the “November Investors”) in the aggregate face amount of $300,000 (the “November Debentures”), the proceeds of which, net of transaction expenses, were used for general corporate purposes. The November Debentures mature on November 30, 2007 and may be prepaid at any time in whole or in part upon payment of a fee equal to five percent (5%) of the amount of principal repayment. The November Debentures bear interest at 15% per annum. The November Debentures were sold to the November Investors in reliance on an exemption from securities registration afforded by the provisions of Section 4(2) of the Securities Act of 1933.

On December 22, 2006, the Company entered into a Securities Purchase Agreement with Kinzer Technology, LLC. (the “December Investor”) for the purchase of (i) a $700,000 non-convertible 10% debenture (the “December Debenture”) and (ii) warrants (the “December Warrants”) to purchase up to 560,000 shares of the Company’s common stock (the “December Financing”). The December Financing provided the Company with aggregate proceeds of $700,000. The proceeds of the December Financing, net of transaction expenses, were used for general corporate purposes. The December Warrants have an exercise price of $1.10 per share, representing the fair value as of December 22, 2006. The Company has valued the December Warrants at $289,900 and will amortize this amount as additional financing costs over the time of the December Debenture. The Company used the Black-Scholes model to calculate the fair value of the warrants, with the following assumptions: no dividend yield, 45% volatility, risk-free interest rate of 4.6% and expected warrant life of five years. The December Warrants are subject to a full ratchet price protection for the five-year life of the Warrants. The December Financing was made in reliance on an exemption from securities registration afforded by the provisions of Section 4(2) of the Securities Act of 1933. In connection with the March Financing as more fully described below, the Company satisfied and retired the December Debenture. Prior to its repayment, the December Debenture matured on the earlier of November 15, 2007 and the date that the Company received net proceeds from debt and/or equity financings of at least $1,500,000. The December Debenture bears interest at 10% per annum. Additionally, because the December Debenture was modified, as more fully described below, the Company also modified the amortization of the additional financing costs associated with the December Warrants.

On March 6, 2007, the Company entered into a Securities Purchase Agreement with Kinzer Technology, LLC (the “March Investor”), modifying its existing financing and receiving $2,000,000 in net proceeds from the transaction which was comprised of (i) the cancellation of the December Debenture of $700,000, (ii) the issuance of a new $2,700,000 non-convertible 10% debenture (the “March Debenture”) and (iii) issuance of additional warrants (the “March Warrants”) to purchase up to 400,000 shares of the Company’s common stock (the “March Financing”). The proceeds of the March Financing were used to repay the October Debentures and the December Debenture, each together with accrued and payable interest, and the remainder, net of transaction expenses, is being used for general corporate purposes. The March Debenture matures on March 6, 2010. The March Debenture bears interest at 10% per annum. The March Warrants have an exercise price of $1.10 per share, representing the fair value as of March 6, 2007. The Company has valued the March Warrants at $153,000 and will amortize this amount and the remaining amount associated with the December Warrants over the time of the March Debenture. For the three months ended March 31, 2007, the Company expensed, as an additional interest expense, $50,380 for the December Warrants (January 1 through March 6, 2007) and $9,120 on behalf of the March Warrants (March 7 through March 31, 2007). As of March 31, 2007 an aggregate of $375,000 of deferred financing costs remain to be amortized over the time of the March Debenture. The Company used the Black-Scholes model to calculate the fair value of the warrants, with the following assumptions: no dividend yield, 45% volatility, risk-free interest rate of 4.5% and expected warrant life of five years. The March Warrants are subject to a full ratchet price protection for the five-year life of the Warrants. The March Financing was made in reliance on an exemption from securities registration afforded by the provisions of Section 4(2) of the Securities Act of 1933.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 3: Common Stock

During the nine months ended March 31, 2007, the Company issued 40,000 of its common shares at $ 1.00 per share, the fair value per share, for the purchase of certain assets pursuant to an asset purchase agreement dated July 1, 2006.

During the nine months March 31, 2007, the Company issued 500,000 of its common shares at $ 0.85 per share, the fair value per share, for services rendered, which shall be amortized over a twelve month period.

During the nine months March 31, 2007, the Company granted warrants to purchase 40,000 shares of the Company’s common stock at an exercise price of $1.00 to a consultant in consideration for services rendered. The Company valued these warrants at $18,400 and expensed this amount in the third fiscal quarter as a consulting expense.

Note 4: Stock Option Plan

In April, 2005, stockholders holding a majority of the shares of the Company’s common stock approved the adoption of the Company’s 2005 Stock Option Plan (the “Plan”). The Plan is designed to help the Company attract, motivate and retain high quality employees necessary to execute the Company’s business plans successfully. On December 21, 2005 stockholders holding a majority of the shares of the Company’s common stock approved an increase in the number of common shares allocated to the Plan to 2,000,000, from 1,400,000 shares.

Participation in the Plan is limited to employees and outside Directors. The exercise price of both incentive and nonqualified stock options is at least the fair market value of the Company’s common stock at the time of the grant. The options generally vest over a three to four year period and expire no later than ten years from the date of grant.

Pursuant to the terms of the Plan as amended, employees and outside Directors were granted options to purchase shares of the Company’s common stock as follows: 850,000 option shares for the year ended June 30, 2006 and 890,000 option shares for the year ended June 30, 2005, aggregating 1,740,000 option shares. Of this number, 150,000 option shares were forfeited during the year ended June 30, 2006 leaving a remaining exercisable balance of 1,590,000 option shares as of June 30, 2006. No shares were forfeited for the year ended June 30, 2005. The exercise prices per share of these options range from $0.35 to $1.00 and vesting is either 25% or 33% each year on the anniversary of grant date contingent upon employment or services as a member of the Board of Directors.

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility of between 45% and 60%, risk-free interest rate of between 3.0% to 5.25% and expected option life of ten years.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

At June 30, 2006, there were 1,590,000 stock options outstanding under the 2005 Stock Option Plan. During the nine months ended March 31, 2007, the Company granted an aggregate of 20,900 stock options at an exercise price of $1.04 to nine employees and granted an aggregate of 30,000 stock options at an exercise price of $1.12 to its three outside directors.

During the nine months ended March 31, 2007, 75,100 of unvested stock options were forfeited due to termination of employment and 185,083 vested stock options were exercised.

The following table summarizes all stock option activity of the Company since June 30, 2006:

	Incentive Stock Options		Nonqualified Stock Options
		Weighted		Weighted
	Stock	Average	Stock	Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price

Balance, June 30, 2006	1,440,000	$0.48	150,000	$0.35

Granted during the period	20,900	$1.04	30,000	$1.12

Exercised during the period	(185,083)	$0.35	-	xx

Cancelled / forfeited during the period	(75,100)	$0.42	-	xx

Balance, March 31, 2007	1,200,717	$0.51	180,000	$0.48

The weighted-average fair value of incentive stock options (ISO’s) granted during the nine months ended March 31, 2007 was $1.04. The weighted-average fair value of non qualified options granted during the nine months ended March 31, 2007 was $1.12.

The following table summarizes information about stock options outstanding at March 31, 2007:

	Summary of ISO Options			Summary of Nonqualified Options
	Outstanding		Exercisable	Outstanding		Exercisable
	Number	Weighted	Number	Number	Weighted	Number
	Outstanding	Average	Outstanding	Outstanding	Average	Outstanding
	at	Remaining	at	at	Remaining	at
Exercise	March 31	Contractual	March 31	March 31	Contractual	March 31
Price	2007	Life	2007	2007	Life	2007

$0.35	902,417	8.3 Years	260,333	150,000	8.1 Years	37,500
$1.00	277,500	9.1 Years	-	-	xx	-
$1.04	20,800	9.8 Years	-	-	xx	-
$1.12	-	xx	-	30,000	9.8 Years	-

	1,200,717		260,333	180,000		37,500

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 5: Income Taxes

Deferred income taxes reflect the net effect of an operating loss carryforward. There are no significant temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts used for income tax purposes.

The components of the deferred assets are as follows at March 31, 2007 and June 30, 2006:

	March 31, 2007	June 30 2006
Net operating loss tax benefit	$2,242,000	$1,539,000
Non-deductible options and warrants	223,000	24,000
Allowance for bad debt	41,000	8,000
Less valuation allowance	(2,506,000)	(1,571,000)

	$0	$0

A valuation allowance was required because the ultimate realization of deferred tax assets is dependent upon future taxable income and management believes that it is more likely than not that the deferred tax asset will not be realized through future taxable income. There is no income tax benefit for the losses for the nine months ended March 31, 2007 and March 31, 2006, because management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

At June 30, 2006, the Company had a net operating loss carryforward for Federal and state income tax purposes of approximately $3,837,000 which, if not used, will expire in the fiscal year ending June 30, 2027.

Note 6: Subsequent Events

In April, 2007, the Company issued options to purchase 100,000 shares of its common stock at exercise prices ranging from $0.80 to $0.89 per share to two employees.

In April, 2007, vested options of 15,000 option shares were exercised, at an exercise price of $0.35 per share, and the Company issued 15,000 shares of its common stock for a total consideration of $5,250.

In April, 2007, the Company issued 50,000 shares of its common stock for services rendered having a total value of $42,500, representing the fair value as of the date of issuance of the shares.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Information

The following Management’s Discussion and Analysis should be read in conjunction with the Company’s unaudited financial statements and notes for the three and nine month periods ended March 31, 2007 included herein and its audited financial statements and notes for the year ended June 30, 2006 included in its Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

These forward-looking statements are based on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside the Company’s control. Actual results may differ materially from such statements for a number of reasons, including the effects of regulation and changes in capital requirements and funding and the other risk factors set forth in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2006. In light of the significant uncertainties inherent in these forward-looking statements, you should not consider this information to be a guarantee by the Company or any other person that the Company’s objectives and plans will be achieved. The Company does not undertake to update or revise its forward-looking statements even if experience or future changes make it clear that any projected results (expressed or implied) will not be realized.

Overview

The Company is a retail store and franchise marketing company engaged in retail sales and distribution through the operation of its home cinema design centers, the sale of franchise stores and wholesale product distribution to franchisees.

The Company’s design centers focus on the sale and installation of affordable large screen front projection in-home cinema rooms comprised of video and audio home theater components. A majority of the home theater systems are installed on-site at customer homes, with screen sizes ranging from 80 inches to over 12 feet. The Company also sells theater seating, interior décor items, accessories and its digital theater management system called OneView™. The Company targets its home theater system marketing toward a larger consumer base than traditional custom home theater companies and focuses on lower retail price points in a store setting where customers can easily encounter the complete home theater experience in a number of home settings.

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

The following table sets forth the number of design centers:
Theater Xtreme Entertainment Group, Inc.
	Owned and Operated by the Company	Franchised and Open	Subtotal	Franchised but Not Yet Open	Total

Number of Design Centers at June 30, 2006	3	6	9	12	21
Additions and deletions in the three months ended September 30, 2006	1	-	1	1	2
Number of Design Centers at September 30, 2006	4	6	10	13	23
Additions and deletions in the three months ended December 31, 2006	-	1	1	1	2
Number of Design Centers at December 31, 2006	4	7	11	14	25
Additions and deletions in the three months ended March 31, 2007	-	1	1	(1)	0
Number of Design Centers at March 31, 2007	4	8	12	13	25

The Company has a limited operating history for evaluating trends and seasonality.

Results of Operations for the three months ended March 31, 2007 compared to the three months ended March 31, 2006

Recognized sales for the three months ended March 31, 2007 were $1,821,275 compared to $1,224,272 for the three months ended March 31, 2006. Gross profit amounts and percentages were $761,251 and 42% for the three months ended March 31, 2007 as compared to $493,274 and 40% for the three months ended March 31, 2006. The following is illustrative for the three months ended March 31:

	2007			2006
	Sales	Gross Profit	%	Sales	Gross Profit	%
Retail	$1,407,730	$637,315	45%	$1,033,101	$421,449	41%
Wholesale	341,723	$52,114	15%	138,371	$19,025	14%
Franchise	71,822	$71,822	100%	52,800	$52,800	100%
Total	$1,821,275	$761,251	42%	$1,224,272	$493,274	40%

For the three months ended March 31, 2007, retail sales increased by $374,629 when compared to the three months ended March 31, 2006. Of this increase, $123,205 is attributable to same-store sales increases for the Company’s two Delaware locations and $251,424 is attributable to new store sales increases, almost two-thirds of which being contributed by the Company’s newest Company-owned design center in Leesport, Pennsylvania. The increase in wholesale sales for the three months ended March 31, 2007 is reflective of eight franchise stores now being open as compared to only three open as of March 31, 2006. Improved retail gross margins reflect improvement in the Company’s purchasing power. The overall fluctuation in gross profit percentages continues to reflect the nature of operations being in a startup stage and the significant mix impact of wholesale sales to franchisees.

Occupancy expenses for the three months ended March 31, 2007 were $148,017 compared to $80,025 for the three months ended March 31, 2006. The increase is generally attributable to the impact of the full nine months impact of the Company’s Bel Air, Maryland design center and the acquisition of the fourth Company-owned design center in Leesport, Pennsylvania.

Selling, general and administrative expenses for the three months ended March 31, 2007 were $1,092,940 compared to $849,020 for the three months ended March 31, 2006. The increase relates to additional personnel and operating costs associated with the full quarter impact of the Company’s Bel Air, Maryland design center, the inclusion of the Company’s newly acquired Leesport, Pennsylvania design center in July, 2006 and the expansion of Company operations toward the creation of a national organization. Significant components of the increase in selling, general and administrative expenses for the three months ended March 31, 2007 include Professional fees amounting to $252,593 for the three months ended March 31, 2007 compared to $67,917 for the three months ended March 31, 2006 primarily reflective of increased spending for investor relations services. The majority of the remaining increase in selling, general and administrative expenses was broadly distributed throughout all expense categories.

Interest expense for the three months ended March 31, 2007 amounted to $351,028 as compared with $1,293 for the three months ended March 31, 2006. Interest expense for the three months ended March 31, 2007 included $295,310 of amortized non-cash interest charges associated with warrants issued in connection with the issuance of debentures. Of this amount, $235,360 reflected the amortization of the remaining interest associated with the early repayment of the October Debentures (See Note 2 to the Financial Statements). There were no non-cash interest charges for the three months ended March 31, 2006.

Results of Operations for the nine months ended March 31, 2007 compared to the nine months ended March 31, 2006

Recognized sales for the nine months ended March 31, 2007 were $4,985,992 compared to $3,228,252 for the nine months ended March 31, 2006. Gross profit amounts and percentages were $1,978,507 and 40% for the nine months ended March 31, 2007 as compared to $1,358,321 and 42% for the nine months ended March 31, 2006.

The following is illustrative for the nine months ended March 31:

	2007			2006
	Sales	Gross Profit	%	Sales	Gross Profit	%
Retail	$3,976,191	$1,691,552	43%	$2,842,064	$1,207,577	43%
Wholesale	$834,976	$112,130	13%	$266,447	$31,003	12%
Franchise	$174,825	$174,825	100%	$119,741	$119,741	100%
Total	$4,985,992	$1,978,507	40%	$3,228,252	$1,358,321	42%

For the nine months ended March 31, 2007, retail sales increased by $1,134,127 when compared to the nine months ended March 31, 2006. Of this increase, $119,851 is attributable to same-store sales increases for the Company’s two Delaware locations and $1,014,276 is attributable to new store sales increases approximately evenly split between the Company’s Bel Air Maryland and Leesport, Pennsylvania stores. The increase in wholesale sales for the nine months ended March 31, 2007 is reflective of eight franchise stores now being open as compared to only three open as of March 31, 2006. For the nine months ended March 31, 2007, retail gross margins have not fluctuated. The overall fluctuation in gross profit percentages continues to reflect the nature of operations being in a startup stage and the significantly high mix impact of wholesale sales to franchisees. Wholesale sales reflected 17% of total revenues for the nine months ended March 31, 2007 as compared to only 8% of revenue for the nine months ended March 31, 2006, and therefore, twice the mix impact on gross margin.

Occupancy expenses for the nine months ended March 31, 2007 were $374,788 compared to $233,177 for the nine months ended March 31, 2006. The increase is directly attributable to the full nine months impact of the Company’s Bel Air, Maryland Design Center as well as the acquisition of the fourth Company-owned design center in Leesport, Pennsylvania.

Selling, general and administrative expenses for the nine months ended March 31, 2007 were $3,355,444 compared to $2,570,051 for the nine months ended March 31, 2006. The increase relates to additional personnel and operating costs associated with the opening of the Bel-Air, Maryland design center in September, 2005, the acquisition of the fourth Company-owned design center in Leesport, Pennsylvania, and the expansion of Company operations toward the creation of a national organization. Expenses for the nine months ended March 31, 2007 include Advertising and Promotional expenses of $396,511 compared to $357,714 spent during the nine months ended March 31, 2006, reflecting increased billboard and web advertising costs. Professional fees amounted to $832,334 for the nine months ended March 31, 2007 compared to $461,210 for the nine months ended March 31, 2006, primarily reflective of increased spending for legal fees related to capital financing and public trading issues and the costs of investor relations services. Personnel costs for stock based compensation amounted $105,853 for the nine months ended March 31, 2007 as compared to $30,845 for the nine months ended March 31, 2006. The majority of the remaining increase in selling, general and administrative expenses was broadly distributed throughout all expense categories.

Interest expense for the nine months ended March 31, 2007 amounted to $436,246 as compared with $3,910 for the nine months ended March 31, 2006. Interest expense for the nine months ended March 31, 2007 included $355,400 of amortized non-cash interest charges associated with warrants issued in connection with the issuance of debentures. Of this amount, $235,360 reflected the amortization of the remaining interest associated with the early repayment of the October Debentures (See Note 2 to the Financial Statements). There were no non-cash interest charges for the nine months ended March 31, 2006.

Liquidity

The Company’s loss for the nine months ended March 31, 2007 of $(2,185,336) included $894,198 in non-cash charges. The loss for the nine months ended March 31, 2007, less the non-cash charges, plus the increase in accounts receivable and other assets of $(217,615) and $(276,919), respectively, partially offset by an increase in accounts payable, resulted in net cash used in operating activities of $(1,791,715).

During the nine months ended March 31, 2007, the Company spent $585,778 for vehicles, store equipment and leasehold improvements (of which $210,608 was financed and $40,000 was paid by issuance of common stock) and $28,234 for deposits on leaseholds for new Company design centers.

During the nine months ended March 31, 2007, to finance its loss, capital expenditures and changes in working capital, the Company increased net notes payable by $2,842,244, issued 40,000 shares of its common stock at $1.00 per share in connection with the purchase of assets, and issued 500,000 shares of its common stock for services at $0.85 per share. During the nine months ended March 31, 2007, employees and former employees exercised vested stock options providing $64,552 in net proceeds to the Company. As a result of this increase in debt, the Company’s cash position increased significantly to $1,218,158 at March 31, 2007 from $466,481 at June 30, 2006.

Although, in the aggregate, the Company-owned design centers produce a positive store operating profit contribution, and although the franchised design centers provide revenue and profits to the Company in the form of royalty payments and profits from wholesale sales, the Company’s profits generated from these activities have not been adequate to offset the Company’s aggregate overhead expenses. Consequently, the Company’s cash flow from operations since inception has been and continues to be negative. If the Company does not rectify this continuing shortfall or raise a sufficient amount of additional capital, it may not have the ability to remain in business until such time, if ever, when it becomes profitable.

To rectify this shortfall, the Company either needs to reduce overhead expenses or increase the number of profitable operating stores to the point where the aggregate contribution from such stores offsets the Company’s overhead expense. The Company plans to continue to expand revenue by increasing the number of Company-owned design centers, by selling additional franchises, and by increasing the product distribution network to franchisees. To do so, the Company requires capital to finance the store acquisitions and leasehold improvements. Consequently, management is actively engaged in trying to secure such capital from several private equity sources. There is no assurance that the Company will succeed in raising such capital and consequently, it may have to increase its efforts to reduce overhead expenses. However, there is no assurance that the Company will successfully be able to reduce such expenses to the point where revenues are greater than all cash expenses.

Furthermore, the Company’s debt obligations from the debentures discussed above have increased interest expense substantially in the current year which represents an additional amount that must be added to the Company’s revenue needs to achieve profitability.

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

In the event the Company’s plans change or its assumptions change or prove to be inaccurate or the funds available prove to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, problems or otherwise), the Company could be required to obtain additional funds through equity or debt financing, through strategic alliances with corporate partners and others, or through other sources in order successfully to continue to implement its business strategies.

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

There can be no assurance that the Company will be able successfully to implement its business strategies or that profitability will ever be achieved. The Company expects that its future operating results will fluctuate significantly from year to year and will be affected by factors beyond its control.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements to which the Company is a party.

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

PART II
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended March 31, 2007, the Company issued 40,000 of its common shares at $ 1.00 per share, with net proceeds of $40,000, for the purchase of the Leesport, Pennsylvania franchise assets pursuant to an asset purchase agreement dated July 1, 2006.

During the nine months ended March 31, 2007, the Company issued 500,000 of its common shares at $ 0.85 per share, with net proceeds of $425,000, for investor services rendered.

During the nine months March 31, 2007, the Company granted warrants to purchase 40,000 shares of the Company’s common stock at an exercise price of $1.00 per share to a consultant in consideration for services rendered.

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

THEATER XTREME ENTERTAINMENT GROUP, INC.

May 15, 2007	By: /s/ Scott R. Oglum
Scott R. Oglum
Chairman of the Board and Chief Executive Officer

By:/s/ James J. Vincenzo
James J. Vincenzo
Chief Financial Officer