Form 10QSB/A
period 2007-03-31
THEATER XTREME ENTERTAINMENT GROUP, INC
filed 2007-05-21
CIK 1089775

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)
(Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File number 0-26845

Theater Xtreme Entertainment Group, Inc.
(Exact name of small business issuer as specified in its charter)

Florida.
(State or other jurisdiction of incorporation or organization)

65-0913583
(IRS Employer Identification No.)

250 Corporate Boulevard, Suites E&F, Newark, Delaware 19702
(Address of principal executive offices)

(302) 455-1334
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    X Yes    ___ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
__ Yes    X No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 11, 2007, there were 19,912,425 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ___     No X

Item 1. Financial Statements

Theater Extreme Entertainment Group, Inc. hereby amends its Quarterly Report on Form 10-QSB for the three and nine months ended March 31, 2007 by replacing the previously filed balance sheet at March 31, 2007 in its entirety with that set forth below. The only change made in the amended balance sheet is a correction to the amount of Total current assets.

The notes accompanying the copy of these balance sheets contained in the registrant’s original Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 15, 2007 are an integral part of these financial statements and are incorporated herein by reference.

THEATER XTREME ENERTAINMENT GROUP, INC.
BALANCE SHEETS
MARCH 31, 2007 AND JUNE 30, 2006

	MARCH 31,	JUNE 30,
	2007	2006
Assets	(UNAUDITED)	(AUDITED)

Current Assets:
Cash and equivalents	$1,218,158	$466,481
Accounts receivable, net of allowance of $75,000, and $25,000	332,508	139,893
Inventory	711,261	629,056
Prepaid expenses	410,331	132,679
Other current assets	292,360	15,441
Total current assets	2,964,618	1,383,550
Property and equipment, net	814,723	357,434

Other assets:
Deferred financing fees	250,000	-
Deposits	48,954	20,720
Total Other Assets	298,954	20,720
	$4,078,295	$1,761,704
Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable and accrued expenses	$664,180	$646,290
Payroll tax liabilities	125,946	58,715
Current portion of notes payable	29,113	19,129
Non-convertible debentures	300,000	-
Deferred franchise fees	284,000	279,000
Deferred sales	654,455	679,706
Total current liabilities	2,057,694	1,682,840

Long-term Liabilities:
Non-convertible debentures	2,700,000	-
Notes payable, net of current portion	90,031	47,163
Total long-term liabilities	2,790,031	47,163
Total liabilities	4,847,725	1,730,003

Stockholders' Equity (deficit):
Preferred stock, no par value, 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par, 50,000,000 shares authorized;
19,847,825 and 19,122,342 shares issued	19,847	19,122
Additional paid in capital and outstanding	5,357,222	3,973,742
Accumulated deficit	(6,146,499)	(3,961,163)
Total stockholders' equity (deficit)	(769,430)	31,701
	$4,078,295	$1,761,704

Item 6. Exhibits

Exhibit	Description of Exhibit

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended executed by the Chief Executive Officer of the Company.
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended executed by the Chief Financial Officer of the Company.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by the Chief Executive Officer of the Company.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by the Chief Financial Officer of the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THEATER XTREME ENTERTAINMENT GROUP, INC.

May 21, 2007	By:	/s/ Scott R. Oglum
Scott R. Oglum
Chairman of the Board and Chief Executive Officer

	By:	/s/ James J. Vincenzo
James J. Vincenzo
Chief Financial Officer