Form 10KSB
period 2007-06-30
THEATER XTREME ENTERTAINMENT GROUP, INC
filed 2007-10-15
CIK 1089775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B  contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  []

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [X]

State issuer’s revenues for its most recent fiscal year $6,110,464

As of September 21, 2007, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $6,035,603.  Such aggregate market value was computed by reference to the September 21, 2007 closing stock price of the Company’s common stock as quoted on the OTC Bulletin Board.

As of September 21, 2007, 20,812,425 shares of the registrant’s Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format.  Yes [   ]   No [X]

Part III of this form 10-KSB in incorporated by reference from the registrant’s proxy statement to be filed within 120 days of the registrant’s fiscal year end.

Table of Contents

i

PART  I

  ITEM 1.DESCRIPTION OF BUSINESS

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

Retail pricing of the Company’s video systems starts at under $3,000 per system with an average price point of approximately $7,000.  Systems are comprised of components from manufacturers such as Denon, Epson, Infocus®, JVC®, Klipsch®, marantz® and Mitsubishi.  Not all stores carry all products.  A basic home theater system might include a 92” screen, ceiling mounted projector, and cabling, all of which would be installed by the Company at the customer’s choice of location. Video systems are sold as cinema packages and are branded under theater names, such as “The Rialto,” “The Majestic,” “The Palace,” and “The Grand.”

The Company’s first retail store opened on September 1, 2003 in Newark, Delaware and was built to resemble an actual movie theater.  A separate distribution center, warehouse and administrative office facility opened in February 2004, also in Newark, Delaware.  This multi-purpose facility provides installation and service, warehousing and product distribution, and other retail support services to a cluster of company-owned design centers in contiguous and surrounding areas.  Subject to available financing, the Company anticipates that it will open additional Company-owned design store locations in the Mid-Atlantic region in the future.  The following table sets forth the number of Theater Xtreme design stores:

	Design Stores Opened and Operating			Franchised
	Company		Total	Not Yet
	Owned	Franchised	Opened	Opened	Total

Number of design stores at June 30, 2004	1	0	1	0	1

Net additions (deletions) in the fiscal year ended June 30, 2005	1	1	2	3	5

Number of design stores at June 30, 2005	2	1	3	3	6

Net additions (deletions) in the fiscal year ended June 30, 2006	1	5	6	9	15

Number of design stores at June 30, 2006	3	6	9	12	21

Net additions (deletions) in the fiscal year ended June 30, 2007	2	3	5	0	5

Number of design stores at June 30, 2007	5	9	14	12	26

In early 2005 the Company began to consider changes to the layout of its design stores and engaged the services of an architectural design firm to reconfigure store layouts and establish a more sophisticated appearance to support its brand image and create a more dramatic retail store atmosphere.  This process continued throughout the past fiscal year culminating with three separate design store concepts: design centers, design studios and design galleries. Design studios reflect a smaller square footage layout and are generally located in suburban shopping plazas that are less regional in scope. Design centers reflect a larger retail square footage layout located in higher traffic regional shopping centers or regional malls. The Company’s relocated Wilmington, Delaware store is a design center.  The remaining Company-owned design stores are design studios.  Design galleries reflect an entirely new concept in the Company’s approach to retailing. A design gallery is intended to be a “store within a store” or a home theater “gallery” within another separate retail outlet not owned by the Company. To date, the Company has no design galleries open or under consideration.  Although the Company is still considering certain design center enhancements, the Company intends for its future Company-owned stores to be design centers similar to its new relocated Wilmington, Delaware store.

In the fiscal year ended June 30, 2007, the Company relocated its Wilmington, Delaware design store to an improved location in Wilmington, Delaware and converted the former location to a furniture storage depot.

The sale of franchises is integral to the Company’s success. The Company sold a total of eighteen franchises through June 30, 2006 and an additional four through June 30, 2007 bringing the total number of franchises sold through June 30, 2007 to twenty-two.  The first franchise design center opened in May, 2005 in East Longmeadow, Massachusetts.  During the past fiscal year a net of three additional franchise stores opened – four new franchises opened their doors and the Company purchased the assets of one of its older franchises converting it to a Company-owned store. Other franchised design centers are planned for opening dates beginning in the third and fourth calendar quarters of 2007 and continuing throughout calendar year 2008.  These and future franchised retail design stores will generally reflect enhanced physical layouts and may incorporate other refinements or modifications depending on the store’s physical characteristics.  The majority of the Company’s franchise locations can be characterized as design studios. Initial franchises sold for $25,000 per single franchise. The most recent sales price for a single franchise was $40,000.

On July 1, 2006, the Company purchased the assets of and assumed the leasehold of its franchisee located in Leesport, Pennsylvania.

Also key to the Company’s success is the use and application by its franchisees of the Company’s franchise “system” that is designed to provide customers with a consistent and exciting store experience, reduce the time it takes to quote custom installation products, and improve the closing rate of the sales staff. To accomplish these goals, the franchise “system” involves the storewide integration of tour demonstration procedures and an activity management system called SellX™.  The Company’s “system” shuns the typical retail response of “May I help you” in favor of a well-defined store tour.  After the tour, customers are taken to a design center workstation that is integrated into a web-based activity management system.  At the workstation the design consultant provides customers with a sales quotation.  Once a quotation is completed, subsequent customer contact is automated, with each design consultant receiving daily instructions following a prescribed marketing and fulfillment strategy.  In addition, targeted customer e-mail correspondence maintains contact with all store visitors on an ongoing basis.  Home theater component products for franchisee fulfillment are ordered at the time of sale and inventory levels are thereby minimized.  The Company believes that its franchise “system” is unique within the audio-video industry.

Another component of the Company’s strategic expansion is increased distribution of targeted private-label products.  In fiscal 2007, the Company further expanded its private-label distribution efforts beginning with furniture and interior décor elements and additional private-label accessories.  Seating and décor products are branded under the RowOne® registered trademark.  The Company plans to continue to expand its branding program to include additional trademarked products.

The Company has a limited operating history for evaluating trends and seasonality.  The Company’s competition comes from existing audio/video dealers, custom audio/video installation companies, regional and national audio/video and general merchandise chain stores, furniture dealers and computer stores.  Although the Company markets its private-label theater seating under the RowOne® brand, other seating, including theater seating, can be found at furniture dealers.  Theater seating available at competitive stores and outlets is generally limited to a few styles and selections.  The Company’s design centers feature eleven different seating styles and over 20 color selections.  Audio/video products and components comprising the Company’s home theater systems are available from numerous manufacturers and are sold through local authorized specialty stores and regional and national chain stores and outlets.  Some manufacturers may place restrictions on certain categories of distribution, notably online sales, the number of authorized dealers and may establish minimum advertised pricing points for certain products.  The Company chooses its manufacturers and product offerings based on manufacturer distribution strategy, quality of product offerings and advantages that manufacturers would offer to custom retail stores.

Although the Company believes that it is currently difficult to find competitive outlets that showcase product offerings and selections in a manner similar to the Company’s design centers, there can be no certainty that other stores will not expand their selections and floor spacing to include similar product offerings, product displays and installation services.

On August 23, 2006, the Company began offering for sale, at a minimum price of $2.00 per Unit, 500,000 Units (each of which consisted of two shares of Company common stock and a warrant to purchase one share of Company common stock at an exercise price equal to one-half of the then applicable Unit price).  No units were sold under this offering and the Company withdrew the offering as it focused on the alternative financing sources described below.

On October 23, 2006, the Company entered into a Securities Purchase Agreement with two accredited investors (the “October Investors”) for the purchase of (i) $500,000 in non-convertible 10% debentures (the “October Debentures”) and (ii) warrants (the “October Warrants”) to purchase 400,000 shares of the Company’s common stock (the “October Financing”). The October Financing provided the Company with aggregate sales proceeds of $500,000. The proceeds of the October Financing net of transaction expenses were used for general corporate purposes. The October Warrants have an exercise price of $1.00 per share representing the fair value as of October 23, 2006. The Company has valued the October Warrants at $287,500 and was amortizing this amount as additional financing costs over the time of the October Debenture. The Company used the Black-Scholes model to calculate the fair value of the warrants, with the following assumptions: no dividend yield, 45% volatility, risk-free interest rate of 4.8% and expected warrant life of five years. The October Warrants are subject to a full ratchet price protection for their five-year life. The Company and the October Investors also entered into a Registration Rights Agreement pursuant to which the Company registered the common stock underlying the October Warrants. Each officer and director of the Company also entered into a lock-up agreement with the October Investors pursuant to which they agreed not to sell, offer to sell, contract to sell, agree to sell, hypothecate, pledge, grant any option for sale or purchase or otherwise dispose of Company common stock or common stock equivalents for 90 days. The October Financing was made in reliance on an exemption from securities registration afforded by the provisions of Section 4(2) of the Securities Act of 1933. The Company satisfied and retired the October Debentures on March 6, 2007 in connection with the March Financing, as more fully described below. Prior to their repayment, the October Debentures matured on the earlier of November 13, 2007 and the date that the Company received net proceeds from debt and/or equity financings of at least $2,000,000. The October Debentures bore interest at 10% per annum. As a result of the October Debentures being retired earlier than their normal time, the Company also expensed the unamortized balances of additional financing costs associated with the October Warrants, amounting to $235,360 which is included in interest expense.

In November, 2006, the Company executed and delivered debentures to three accredited investors (the “November Investors”) in the aggregate face amount of $300,000 (the “November Debentures”), the proceeds of which, net of transaction expenses, were used for general corporate purposes. The November Debentures mature on November 30, 2007 and may be prepaid at any time in whole or in part upon payment of a fee equal to five percent (5%) of the amount of principal repayment. The November Debentures bear interest at 15% per annum. The November Debentures were sold to the November Investors in reliance on an exemption from securities registration afforded by the provisions of Section 4(2) of the Securities Act of 1933.

On December 22, 2006, the Company entered into a Securities Purchase Agreement with Kinzer Technology, LLC. (the “December Investor”) for the purchase of (i) a $700,000 non-convertible 10% debenture (the “December Debenture”) and (ii) warrants (the “December Warrants”) to purchase up to 560,000 shares of the Company’s common stock (the “December Financing”).  The December Financing provided the Company with aggregate proceeds of $700,000. The proceeds of the December Financing, net of transaction expenses, were used for general corporate purposes. The December Warrants have an exercise price of $1.10 per share, representing the fair value as of December 22, 2006. The Company has valued the December Warrants at $289,900 and will amortize this amount as additional financing costs over the time of the December Debenture. The Company used the Black-Scholes model to calculate the fair value of the warrants, with the following assumptions: no dividend yield, 45% volatility, risk-free interest rate of 4.6% and expected warrant life of five years. The December Warrants are subject to a full ratchet price protection for the five-year life of the Warrants. The December Financing was made in reliance on an exemption from securities registration afforded by the provisions of Section 4(2) of the Securities Act of 1933. In connection with the March Financing as more fully described below, the Company satisfied and retired the December Debenture. Prior to its repayment, the December Debenture matured on the earlier of November 15, 2007 and the date that the Company received net proceeds from debt and/or equity financings of at least $1,500,000. The December Debenture bore interest at 10% per annum. Additionally, because the December Debenture was modified, as more fully described below, the Company also modified the amortization of the additional financing costs associated with the December Warrants.

On March 6, 2007, the Company entered into a Securities Purchase Agreement with Kinzer Technology, LLC (the “March Investor”), modifying its existing financing and receiving $2,000,000 in net proceeds from the transaction which was comprised of (i) the cancellation of the December Debenture of $700,000, (ii) the issuance of a new $2,700,000 non-convertible 10% debenture (the “March Debenture”) and (iii) issuance of additional warrants (the “March Warrants”) to purchase up to 400,000 shares of the Company’s common stock (the “March Financing”). The proceeds of the March Financing were used to repay the October Debentures and the December Debenture, each together with accrued and payable interest, and the remainder, net of transaction expenses, was used for general corporate purposes. The March Debenture matures on March 6, 2010. The March Debenture bears interest at 10% per annum with interest payable quarter annually. The March Warrants have an exercise price of $1.10 per share, now reduced to $1.00 per share by the terms of the March Warrants, representing the fair value as of March 6, 2007. The Company has valued the March Warrants at $153,000 and will amortize this amount and the remaining amount associated with the December Warrants over the time of the March Debenture. For the three months ended March 31, 2007, the Company expensed, as an additional interest expense, $50,380 for the December Warrants (January 1 through March 6, 2007) and $9,120 on behalf of the March Warrants (March 7 through March 31, 2007). As of March 31, 2007 an aggregate of $375,000 of deferred financing costs remain to be amortized over the time of the March Debenture. The Company used the Black-Scholes model to calculate the fair value of the warrants, with the following assumptions: no dividend yield, 45% volatility, risk-free interest rate of 4.5% and expected warrant life of five years. The March Warrants are subject to a full ratchet price protection for the five-year life of the Warrants. The March Financing was made in reliance on an exemption from securities registration afforded by the provisions of Section 4(2) of the Securities Act of 1933. In October, 2007, the Company and Kinzer Technology, LLC (“Kinzer”) amended the March Debenture.  Under the original terms of the March Debenture, the Company was prohibited from incurring any additional unsecured indebtedness for borrowed money after March 6, 2007 in excess of $1.0 million.  The amendment increases the amount of such indebtedness which may be incurred after March 6, 2007 to $2.0 million.  The March Debenture also requires quarterly interest payments on each April 1, July 1, October 1, and January 1.  The amendment permits the Company to defer the interest payments otherwise due on October 1, 2007 and January 1, 2008 until July 1, 2008.

In July and August, 2007, the Company executed and delivered promissory notes to three accredited investors ( the “Promissory Note Investors”) in the aggregate face amount of $225,000 (the “Promissory Notes”), and warrants (the “Promissory Warrants”) to purchase up to 112,500 shares of the Company’s common stock (the “Promissory Note Financing”). The proceeds of the Promissory Note Financing were used for general corporate purposes. The Promissory Notes bear interest at 14% per annum, mature one year from the date of issue and may be prepaid at any time without penalty.  The Promissory Warrants have an exercise price of $1.00 per share and are subject to full ratchet price protection for the five-year life of the Promissory Warrants.  Repayment of the Promissory Note is guaranteed by Scott R. Oglum, Chief Executive Officer of the Company, and the Guaranty is secured by a pledge by Mr. Oglum of up to 3,618,275 shares of the Company’s common stock which he owns representing his entire holdings.

As of June 30, 2007, the Company had 35 full-time employees and 3 part-time employees.

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

Limited Company History

Theater Xtreme Entertainment Group, Inc. (the “Company”), a Florida corporation, is the successor by merger to Theater Xtreme, Inc. that was formed in 2003 and accordingly, the Company has only a limited history upon which an evaluation of its prospects and future performance can be made.  The Company’s operations are subject to all business risks associated with new enterprises.  The likelihood of the Company’s success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the establishment and expansion of a business, operation in a competitive industry, and the continued development of advertising, promotions, and a corresponding customer base.  There is a possibility that the Company will continue to sustain losses in the future.  There can be no assurances that the Company will operate profitably.

Inadequacy of Funds

At June 30, 2007, the Company had a net working capital deficit of $(364,415).  A significant portion of such working capital deficit resulted from the Company’s obligation to repay $300,000 of debentures plus interest on November 30, 2007.  At June 30, 2007 and September 30, 2007, the Company had cash and cash equivalents of $232,583 and $193,578, respectively.  These amounts will not be sufficient to repay the debentures due on November 30, 2007.

Moreover, the Company sustained net losses of $3.4 million and $2.1 million in the fiscal years ended June 30, 2007 and 2006, respectively.  Because Company losses have continued subsequent to June 30, 2007, the Company needs to raise a sufficient amount of capital to repay the November 30, 2007 debentures and to maintain adequate working capital, or the Company may not have the ability to remain in business.  For these reasons, among others, the Company’s auditors have qualified their opinion with respect to the Company’s June 30, 2007 financial statements.

Although Company-owned design centers produce positive store operating profit collectively, and although the franchised design centers provide revenue and profits to the Company in the form of royalty payments and profits from wholesale sales, the Company’s profits generated from these activities are not adequate to offset the Company’s aggregate overhead expenses.  To rectify this shortfall, the Company either needs to reduce overhead expenses or increase the number of profitable operating stores to the point where the aggregate contribution from such stores offsets the Company’s overhead expense.  There is no assurance that the Company will be able to do so, in part because of the possible inability to raise adequate capital.

Dependence on Management

The Company’s business is significantly dependent on the Company’s management team.  The Company’s success will be particularly dependent on Scott Oglum, the Company’s Chairman and Chief Executive Officer, founder of Theater Xtreme Entertainment Group, Inc. and developer of the Company’s operations and business plans, and manager of the businesses.  The loss of this individual could have a material adverse effect on the Company.  See Item 9, -- Directors and Executive Officers of the Registrant.

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

Customer Base and Market Acceptance

Although the Company believes it can develop the retail design store and franchise expansion program, and develop a new store base through the marketing of the franchise opportunity, the inability of the Company to develop such a franchise base could have a material adverse effect on the Company.  The Company believes that new design centers that are similar to its relocated Wilmington design center are well-suited to be the desired new format for Company-owned store expansion. However, some of the existing Company-owned design stores, the Company’s smaller format design studios, have experienced a decrease in customer traffic in the last year.  Although the Company believes that its market timing and the attractiveness of its franchise opportunity compared to that of alternative companies and products is competitive, no assurance can be given that the Company’s, products and e-commerce web site will attain a degree of market acceptance on a sustained basis or that it will generate revenues sufficient for sustained profitable operations.

Competition

To the knowledge of management, direct competition for the Company’s type of franchise operation is non-existent.

The sale of home theater systems (including projection systems) is currently handled by established specialty dealers and some well established mass merchants, internet dealers, and custom installation dealers which focus on the upscale marketplace.  Although some competition for its retail sales does exist, management believes that the Company’s focused retail design store style of retailing and its marketing programs are both unique in nature and the expertise of management combined with the innovative nature of its product matrix and its sophisticated web site will set the Company apart from its competitors.  There is the possibility that new competitors could seize on the Company’s product ideas and business model and produce competing stores with similar product matrixes.  Likewise, these new competitors could be better capitalized than the Company which could give them a significant competitive advantage.  There is the possibility that the competitors could capture significant market share of the Company’s intended market.

General Economic Conditions

The financial well-being of the Company may be sensitive to adverse changes in general economic conditions in the United States, such as recession, inflation, unemployment, declining real estate values and increasing interest rates.  Such changing conditions could reduce demand in the marketplace for the Company’s products and services.  Management believes that the niche products and the extensive product line of the Company may insulate the Company from excessive reduced demand.  Nevertheless, the Company has no control over these changes.

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

Control by Management

As of September 21, 2007, the Company’s officers and directors owned approximately 22% of the Company’s outstanding shares.  As of September 21, 2007, the Company has 2,286,410 warrants (including a 40,000 warrant reserve) to purchase its Common Stock outstanding.  Assuming that the current warrant holders exercise all of these warrants, Management would own approximately 20% of the Company’s outstanding shares.  Following the conversion of all of their outstanding options (without regard to vesting) Management will own approximately 26% of the then issued and outstanding shares and, further assuming in this case that the current warrant holders exercise all outstanding  warrants, Management would own approximately 23% of the Company’s then issued and outstanding shares.

Although shareholders other than officers and directors own a majority of the Company’s common stock and will, therefore, have the ability to control a vote of the Company’s shareholders, the significant stake owned by officers and directors may, as a practical matter, allow them to control the affairs of the Company.  Moreover, because the foregoing management ownership percentage does not include approximately 2,978,000 shares of common stock owned by Linda Oglum, wife of Scott Oglum, CEO of the Company (as to which he disclaims beneficial ownership), the chances of management control are that much more likely.

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

  ITEM 2.    DESCRIPTION OF PROPERTY

The Company leases its corporate offices and warehouse located in Newark, DE and retail design stores located in Newark, Delaware, Wilmington, Delaware, Bel Air, Maryland, Lutherville, Maryland and Leesport, Pennsylvania for various terms under long-term, non-cancelable operating lease agreements.  The leases expire at various dates through 2012 and provide for renewal options ranging from none to five years.  In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.

  ITEM 3.    LEGAL PROCEEDINGS

None.

  ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF OUR SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year ended June 30, 2007.

PART II

  ITEM 5.    MARKET FOR COMMON EQUITY RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock has been quoted on the OTC Bulletin Board since July 7, 2006.  There was no public market for the Company’s common stock for any period prior to July 7, 2006. The following table reflects market trading summary information for the year ended June 30, 2007:

	Sale Price
Quarter Ended	High	Low	Close

June 30, 2007	$0.90	$0.36	$0.61
March 31, 2007	$1.10	$0.65	$0.82
December 31, 2006	$1.39	$0.65	$1.05
September 30, 2006	$3.05	$0.80	$0.95

Source:  The Nasdaq Stock Markets, Inc. and OTCBB reports

The above quotations reflect inter-dealer prices, without mark-up or mark-down or commissions, as reported through sources indicated above and may not represent actual transactions. The last closing sale price of the Company’s common stock for the quarter ended June 30, 2007 was $0.61. The closing sale price on September 21, 2007 was $0.29.

As of September 21, 2007, the Company’s common stock was held by approximately 698 holders of record.

The Company has never paid dividends on its Common Stock and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

In April, 2007, the Company issued 50,000 shares of its common stock to one vendor for services at a price of $0.85 per share which reflected the closing sale price of the day of the issuance of the shares.

In April, 2007, the Company issued 15,000 shares of its common stock to one employee pursuant to the exercise of vested common stock options at a price of $0.35 per share.

In May, 2007 the Company issued 100,000 shares of its common stock to one vendor for services at a price of $0.49 per share which reflected the closing sale price of the day of  the issuance of the shares.

In June, 2007 the Company issued 75,000 shares of its common stock to one vendor for services at a price of $0.53 per share which reflected the closing sale price of the day of the  issuance of the shares.

In June, 2007, the Company issued 62,500 common stock purchase warrants, at an exercise price of $1.00 per share, to one vendor for services rendered.

In the year ended June 30, 2007, The Company issued to James J. Vincenzo, Chief Financial Officer of the Company, 83,333 shares of its common stock, at a price of $0.35 per share, pursuant to the exercise of vested stock options.

  ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s Consolidated Financial Statements and the related Notes to such Consolidated Financial Statements also included in this Annual Report on Form 10-KSB.  Some of the information that follows does not constitute historical fact but merely reflects management’s intent, belief or expectations regarding the anticipated effect of events, circumstances and trends.  Such statements should be considered as forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Management believes that their expectations are based on reasonable assumptions within the bounds of their knowledge of the Company’s business and operations. Factors that might cause or contribute to differences between management’s expectations and actual results include:

•	the ability to obtain the franchise growth and profitability as anticipated by management;
•	the ability to maintain margin and sales growth rates;
•	the ability to attract and retain quality employees;
•	the effect of changing economic conditions;
•	the ability to obtain adequate equity and/or debt financing, the proceeds of which would be used principally to fund the opening of additional stores and for working capital
•	the continued demand for the Company’s products and services; and
•	the ability successfully to compete with competitors in the Company’s industry.

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

The following tables set forth selected financial information for the periods indicated.

	Year Ended	Year Ended
	June 30, 2007	June 30, 2006
Revenue:
Retail sales	$4,738,166	$3,963,441
Wholesale sales	1,080,803	467,518
Franchise license fees	100,000	120,000
Franchise royalties	191,495	68,183
Total revenue	6,110,464	4,619,142

Cost of revenues	3,751,956	2,726,383
Occupancy expenses	553,920	326,159
Selling, general and administrative expenses	4,703,677	3,693,829
(Loss) from operations	(2,899,089)	(2,127,229)

Loss on disposal of assets	-	(2,173)
Interest income	4,255	1,797
Interest expense	(551,420)	(5,125)
Net (loss)	$(3,446,254)	$(2,132,730)
Basic and diluted:
Loss per share	$(0.17)	$(0.12)
Weighted average shares outstanding	19,758,200	17,671,587

	Year Ended	Year Ended
	June 30, 2007	June 30, 2006
Operations Data:
Company-owned:
Design stores open at beginning of period	3	2
New and relocated design stores	3	1
Closed Design Stores (Old Wilmington Store)	(1)	-
Design stores open at end of period	5	3

Franchised operations:
Design stores open at beginning of period	6	1
New design stores	4	5
Closed design stores (Company purchase of Leesport design store)	(1)	-
Design stores open at end of period	9	6

Total design stores open at end of period	14	9

Company-owned design Stores under
construction at end of period	-	3
Franchises sold - not yet open at end of period	12	12
	12	15

Balance Sheet Data:
Working capital (deficit)	$(364,415)	$(299,290)
Total assets	$3,043,920	$1,761,704
Long term debt, excluding current portion	$2,807,224	$47,163
Stockholders' equity (deficit)	$(1,846,301)	$31,701

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

Results of Operations for the year ended June 30, 2007 compared to the year ended June 30, 2006

Total Revenue.  Total revenue includes delivered and installed merchandise, installation and service labor, customer service revenues, earned franchise license fees and franchise royalties.  Total revenue for the year ended June 30, 2007 increased to $6,110,464 from $4,619,142 for the year ended June 30, 2006, reflecting an increase of $1,491,322 or 32.3%. This increase is primarily the result of revenues from the third company design center and from the opening of new franchise design centers.

The following is illustrative for the year ended June 30:

	2007			2006
		Gross			Gross
	Sales	Profit	%	Sales	Profit
Retail	$4,738,166	$1,919,866	40.5%	$3,963,441	$1,636,870	41.3%
Wholesale	1,080,803	147,147	13.6%	467,518	67,705	14.5%
Franchise	291,495	291,495	100.0%	188,183	188,183	100.0%

Total	$6,110,464	$2,358,508	38.6%	$4,619,142	$1,892,758	41.0%

For the year ended June 30, 2007, retail sales increased by $774,725, or 19.5%, when compared to the year ended June 30, 2006. Same-store sales, reflecting sales for the Company’s Delaware locations, were $3,098,169 and $3,265,453 for the years ended June 30, 2007 and 2006, respectively and decreased slightly by $(167,284), or (5.1)%. New stores accounted for a sales increase of $942,009 and principally reflect the inclusion of the Company’s newest store in Leesport, Pennsylvania. The increase in wholesale sales for the year ended June 30, 2007 of $613,285 is reflective of nine franchise stores now being open as compared to only six open as of June 30, 2006 and the fact that a number of the franchise stores open as of June 30, 2006 opened in the last fiscal quarter of fiscal 2006. For the year ended June 30, 2007, retail gross margins improved slightly due to a higher mix of sales of Company private label product. Wholesale sales, principally comprised of sales to franchises, reflected approximately 18% of total revenue for the year ended June 30, 2007 as compared to only 10% of revenue for the year ended June 30, 2006, and therefore, almost twice the mix impact on the overall gross margin.

For the year ended June 30, 2007 the Company had total new customer orders of $4,230,375, compared to $4,528,175 for the year ended June 30, 2006.  The Company’s backlog at June 30, 2007 and June 30, 2006 was $916,120 and $1,423,912, respectively.

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

In the year ended June 30, 2007, the Company collected $120,000 in non-refundable, initial franchise license fees versus $326,500 collected in the year ended June 30, 2006.  In the year ended June 30, 2007, the Company recognized $100,000 as earned revenue relating to the opening of its franchises compared to $120,000 recognized in the year ended June 30, 2006.  At June 30, 2007, the Company had $299,000 in deferred franchise fees that will be recognized as earned revenue in the periods when the franchise design centers open.  Management expects recognized revenue to increase and cash flow from the sale of franchise licenses to continue in the current fiscal year.

The Company’s franchise contract provides royalty payments of approximately 4% of franchisee gross revenues.  In the year ended June 30, 2007, franchise revenue, reflecting earned franchised fees and franchise royalties, increased by $123,312 or 180.9%, when compared to the year ended June 30, 2006 which increase is principally due to increased royalties from open franchises.

Cost of Sales and Gross Profit. Gross profit amounts and percentages on retail sales for the year ended June 30, 2007 amounted to $1,919,866, and 40.5% compared to $1,636,870 and 41.3% for the year ended June 30, 2006.  The retail gross margin for the year ended June 30, 2007 was adversely impacted by defective private-label cable inventory problems experienced in the last quarter. Owing to significant failure rates, the Company wrote down its private label cable inventory by approximately $12,000, or 0.3% of retail sales, to retail cost of sales reflective of defective product received from manufacturers and was forced to purchase approximately $26,000 of replacement cables. Together these costs negatively impacted the overall retail gross margin by 0.8%.  Without the effect of the defective cables, the Company believes that the retail gross margins would have been consistent with the prior fiscal year.  The Company believes that it can recover the costs of the defective cables but is not assured of such. The retail gross margin for the year ended June 30, 2007 was also adversely impacted by costs associated with the opening of the Company’s new Lutherville, Maryland design store and the relocation of its Wilmington design center. Certain personnel costs related to these two events amounting to approximately $12,000, or 0.3% of retail sales, were taken as a charge to cost of sales for the year ended June 30, 2007.    Wholesale gross profit amounts and percentages were $147,147 and 13.6% compared to $67,705 and 14.5% for the year ended June 30, 2006.  Management expects gross profit percentages to remain consistent as operations expand and increase.

Occupancy Expenses. Occupancy expenses include leasing expenses for retail design centers and office and warehouse facilities, property taxes, utilities, maintenance and other related occupancy expenses.  For the year ended June 30, 2007, occupancy expenses were $553,920 compared to $326,159 for the year ended June 30, 2006.  The increase relates to the acquisition of the Leesport design store (formerly a franchise), the opening of a new design store in Lutherville, MD and the grand re-opening of the relocated Wilmington, DE design store.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include the compensation of design center personnel, the franchise sales and support operations, advertising, marketing and other merchandising expenses, finance and information systems, human resources and training operations, related support functions and executive officers.  Selling, general and administrative expenses for the year ended June 30, 2007 were $4,703,677 compared to $3,693,829 for the year ended June 30, 2006.

The following discussion describes significant components within the Company’s selling, general and administrative expenses.  Personnel costs, excluding stock option expense, for the year ended June 30, 2007 were $1,780,294 compared to $1,601,217 for the year ended June 30, 2006.  This 11.2% increase in personnel costs is primarily attributable to increased selling costs consistent with increased retail sales.  These activities include the continued development of the franchise sales and support operation, the cost of opening the third Company-owned design center, and other operating activities related to the Company’s growth strategy.

Advertising and promotional expenses for the year ended June 30, 2007 were $532,040 compared to $477,141 for the year ended June 30, 2006.  This 11.5 % increase is principally attributable to increased media expense for the additional Company-owned design stores.  These costs are expected to increase in the current fiscal year. These amounts include expenses for financing promotions of $29,096 and $5,318 for the years ended June 30, 2007 and June 30, 2006, respectively.

Professional fees amounted to $1,277,559 in the year ended June 30, 2007 compared to $825,549 for the year ended June 30, 2006, and included investor relations services, which totaled $714,893 and $280,000 for the years ended June 30, 2007 and 2006, respectively. Professional fees include legal, audit and accounting, architectural, marketing, consulting, and other fees for services.  The significant increase in professional fee expense is largely attributable to an increase in non-cash charges for investment consulting and investor relations services.

Liquidity

The Company’s cash needs are primarily for working capital to support inventory and fund anticipated future net losses, and for the capital costs of expanding the number of Company-owned design centers.  Additional working capital will be used to further develop the Company’s ability to significantly expand and support franchise operations.

The Company’s cash position decreased to $232,583 at June 30, 2007 from $466,481 at June 30, 2006.  This decrease is the result of the Company’s additional funds provided by incurring of indebtedness offset by the funding of the Company’s cash used in operations and the capital and working capital requirements of new design store openings, the relocation of its Wilmington Delaware design center and the acquisition of its former Leesport, Pennsylvania franchise design store.

Working capital at June 30, 2007 was a deficit of $(364,415), compared to the deficit of $(299,290) at June 30, 2006 representing a decline of $(65,125) due to a decline in deferred sales and the net impact of the issuance of short-term debentures offset by increases in inventory and accounts receivable.

The primary source of financing for the year ended June 30, 2007 was derived from proceeds from the sale of short-term and long-term debentures.

The Company’s cash flow from operations since inception has been and continues to be negative.  The Company continues to expand its revenues by increasing the number of Company-owned design stores and by selling additional franchises and increasing its product distribution network to franchisees.

Management expects increased operating costs in future periods due to a commitment to develop retail, franchising, and distribution operations on a regional and national scale. To accomplish this, management expects an increase in gross profits from sales resulting from the expansion of Company owned design stores, an increase in contributions from its franchise operations, proceeds from additional capital contributions from shareholders, and, to the extent necessary, improvements through further modifications to its business plan.

The Company used $2,619,443 of cash in operating activities in the year ended June 30, 2007, or approximately $218,000 per month.

On August 23, 2006, the Company began offering for sale, at a minimum price of $2.00 per Unit, 500,000 Units (each of which consisted of two shares of Company common stock and a warrant to purchase one share of Company common stock at an exercise price equal to one-half of the then applicable Unit price).  No units were sold under this offering and the Company withdrew the offering as it focused on the alternative financing sources described below.

On October 23, 2006, the Company entered into a Securities Purchase Agreement with two accredited investors (the “October Investors”) for the purchase of (i) $500,000 in non-convertible 10% debentures (the “October Debentures”) and (ii) warrants (the “October Warrants”) to purchase 400,000 shares of the Company’s common stock (the “October Financing”). The October Financing provided the Company with aggregate sales proceeds of $500,000. The proceeds of the October Financing net of transaction expenses were used for general corporate purposes. The October Warrants have an exercise price of $1.00 per share representing the fair value as of October 23, 2006. The Company has valued the October Warrants at $287,500 and was amortizing this amount as additional financing costs over the time of the October Debenture. The Company used the Black-Scholes model to calculate the fair value of the warrants, with the following assumptions: no dividend yield, 45% volatility, risk-free interest rate of 4.8% and expected warrant life of five years. The October Warrants are subject to a full ratchet price protection for their five-year life. The Company and the October Investors also entered into a Registration Rights Agreement pursuant to which the Company registered the common stock underlying the October Warrants. Each officer and director of the Company also entered into a lock-up agreement with the October Investors pursuant to which they agreed not to sell, offer to sell, contract to sell, agree to sell, hypothecate, pledge, grant any option for sale or purchase or otherwise dispose of Company common stock or common stock equivalents for 90 days. The October Financing was made in reliance on an exemption from securities registration afforded by the provisions of Section 4(2) of the Securities Act of 1933. The Company satisfied and retired the October Debentures on March 6, 2007 in connection with the March Financing, as more fully described below. Prior to their repayment, the October Debentures matured on the earlier of November 13, 2007 and the date that the Company received net proceeds from debt and/or equity financings of at least $2,000,000. The October Debentures bore interest at 10% per annum. As a result of the October Debentures being retired earlier than their normal time, the Company also expensed the unamortized balances of additional financing costs associated with the October Warrants, amounting to $235,360 which is included in interest expense.

In November, 2006, 2006, the Company executed and delivered debentures to three accredited investors (the “November Investors”) in the aggregate face amount of $300,000 (the “November Debentures”), the proceeds of which, net of transaction expenses, were used for general corporate purposes. The November Debentures mature on November 30, 2007 and may be prepaid at any time in whole or in part upon payment of a fee equal to five percent (5%) of the amount of principal repayment. The November Debentures bear interest at 15% per annum. The November Debentures were sold to the November Investors in reliance on an exemption from securities registration afforded by the provisions of Section 4(2) of the Securities Act of 1933.

On December 22, 2006, the Company entered into a Securities Purchase Agreement with Kinzer Technology, LLC. (the “December Investor”) for the purchase of (i) a $700,000 non-convertible 10% debenture (the “December Debenture”) and (ii) warrants (the “December Warrants”) to purchase up to 560,000 shares of the Company’s common stock (the “December Financing”).  The December Financing provided the Company with aggregate proceeds of $700,000. The proceeds of the December Financing, net of transaction expenses, were used for general corporate purposes. The December Warrants have an exercise price of $1.10 per share, representing the fair value as of December 22, 2006. The Company has valued the December Warrants at $289,900 and will amortize this amount as additional financing costs over the time of the December Debenture. The Company used the Black-Scholes model to calculate the fair value of the warrants, with the following assumptions: no dividend yield, 45% volatility, risk-free interest rate of 4.6% and expected warrant life of five years. The December Warrants are subject to a full ratchet price protection for the five-year life of the Warrants. The December Financing was made in reliance on an exemption from securities registration afforded by the provisions of Section 4(2) of the Securities Act of 1933. In connection with the March Financing as more fully described below, the Company satisfied and retired the December Debenture. Prior to its repayment, the December Debenture matured on the earlier of November 15, 2007 and the date that the Company received net proceeds from debt and/or equity financings of at least $1,500,000. The December Debenture bore interest at 10% per annum. Additionally, because the December Debenture was modified, as more fully described below, the Company also modified the amortization of the additional financing costs associated with the December Warrants.

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

In July and August, 2007, the Company executed and delivered promissory notes to three accredited investors ( the “Promissory Note Investors”) in the aggregate face amount of $225,000 (the “Promissory Notes”), and warrants (the “Promissory Warrants”) to purchase up to 112,500 shares of the Company’s common stock (the “Promissory Note Financing”). The proceeds of the Promissory Note Financing were used for general corporate purposes. The Promissory Notes bear interest at 14% per annum, mature one year from the date of issue and may be prepaid at any time without penalty.  The Promissory Warrants have an exercise price of $1.00 per share and are subject to full ratchet price protection for the five-year life of the Promissory Warrants.  Repayment of the Promissory Note is guaranteed by Scott R. Oglum, Chief Executive Officer of the Company, and the Guaranty is secured by a pledge by Mr. Oglum of up to 3,618,275 shares of the Company’s common stock which he owns representing his entire holdings.

At June 30, 2007 and 2006 the Company did not have a credit facility or line-of-credit arrangement.  The Company has no compensating balance requirements.  The Company has a borrowing covenant in connection with the March Debenture, as amended (see Item I, Description of Business), whereby the Company’s borrowing ability is proscribed to an aggregate of $2,000,000 in additional unsecured indebtedness that may be incurred subsequent to March 6, 2007.  Should the Company exceed this limitation, the March Debenture would become due and payable in its entirety.  Pursuant to this covenant, the Company has $1,742,808 of remaining borrowing capacity.  Additionally and also pursuant to the March Debenture, should the Company raise in excess of $6,000,000 in equity financing, the March Debenture would become due and payable in its entirety.

In October, 2007, the Company and Kinzer Technology, LLC (“Kinzer”) amended the March Debenture,  Under the original terms of the March Debenture, the Company was prohibited from incurring any additional unsecured indebtedness for borrowed money after March 6, 2007 in excess of $1.0 million.  The amendment increases the amount of such indebtedness which may be incurred after March 6, 2007 to $2.0 million.  The March Debenture also requires quarter annual interest payments on each April 1, July 1, October 1, and January 1.  The amendment permits the Company to defer the interest payments otherwise due on October 1, 2007 and January 1, 2008 until July 1, 2008.

The Company does not have any committed sources of additional financing, and there can be no assurance that additional funding, as necessary, will be available on acceptable terms, if at all.  If adequate funds are not available, the Company may be required to further delay, scale back, or eliminate certain aspects of its business plan or current operations or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to surrender rights to Company methods, technologies, product development projects, certain products or existing markets.  Continuing losses together with the inability to secure adequate additional funds could cause the Company to cease operations.  See Item 1.  Description of Business -- Risk Factors.

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

In the event the Company’s plans change or its assumptions change or prove to be inaccurate or the funds available prove to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, problems or otherwise), the Company could be required to obtain additional funds through equity or debt financing, through strategic alliances with corporate partners and others, or through other sources in order to successfully continue to implement its business strategies.  There is no assurance any such additional funds could be obtained by the Company.

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

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements to which the Company is a party

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

Allowance for Bad and Doubtful Accounts

The majority of the Company’s accounts receivable are due from retail customers and franchisees.  The Company’s net accounts receivable balance at June 30, 2007 of $292,060 represents 10% of total assets, and the reserve of $65,782 is 18% of gross accounts receivable. Net accounts receivable for the year ended June 30, 2006 amounted to $139,893 or approximately 8% of Company assets.  The reserve for doubtful accounts is based on a review of the likelihood of collection of specific accounts and represents an increase of $40,782 over the reserve of $25,000 as of June 30, 2006.

Inventory Obsolescence

Inventory represents a significant portion of the Company’s assets (27 % at June 30, 2007).  The Company’s profitability and viability are highly dependent on the demand for its products.  An imbalance between purchasing levels and sales could cause rapid and material obsolescence, and loss of competitive price advantage and market share.  The Company believes that its product mix has provided sufficient diversification to mitigate this risk.  At the end of each reporting period, the Company reduces the value of its inventory by an estimate of what the Company believes to be obsolete, and the Company recognizes an expense in this amount, which is included in cost of sales in its statement of operations.

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

For the years ended June 30, 2007 and June 30, 2006, the Company has not disposed of any discontinued product at prices below its original cost.

Income Taxes

The Company’s estimate of deferred tax assets is affected by the assessment of its ability to generate sufficient taxable income to be able to realize the deferred tax asset.  Because there can be no assurance that the Company will be able successfully to implement its business strategies or that profitability will ever be achieved, the deferred tax asset, net of reserve, has been valued at $0 at June 30, 2007 and 2006.  The Company expects that its future operating results will fluctuate significantly from year to year and will be affected by factors beyond its control.

ITEM 7.                      FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Theater Xtreme Entertainment Group, Inc.
Newark, Delaware

We have audited the balance sheets of Theater Xtreme Entertainment Group, Inc. as of June 30, 2007 and 2006, and the related statements of operations, stockholders' equity/(deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Theater Xtreme Entertainment Group, Inc. as of June 30, 2007 and 2006, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 2 to the financial statements, the Company incurred significant losses from operations, has negative working capital and an accumulated deficit which raises substantial doubt about its ability to continue as a going concern, Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ MORISON COGEN LLP

Bala Cynwyd, Pennsylvania
September 26, 2007,
except for Note 2 and
Note 10 for which the
date is
October 12, 2007.

THEATER XTREME ENTERTAINMENT GROUP, INC.
BALANCE SHEETS
JUNE 30, 2007 AND 2006

	2007	2006
Assets

Current Assets:
Cash and equivalents	$232,583	$466,481
Accounts receivable, net of allowance of $65,782 and $25,000	292,060	139,893
Inventory	810,504	629,056
Prepaid expenses	164,390	132,679
Other current assets	219,045	15,441
Total current assets	1,718,582	1,383,550

Property and Equipment, net	933,394	357,434

Other Assets:
Deferred financing fees	342,990	-
Deposits	48,954	20,720

Total assets	$3,043,920	$1,761,704

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable and accrued expenses	$801,978	$646,290
Payroll tax liabilities	149,221	58,715
Current portion of notes payable	37,047	19,129
Non-convertible debentures	300,000	-
Deferred franchise fees	299,000	279,000
Deferred sales	495,751	679,706
Total current liabilities	2,082,997	1,682,840

Long-term Liabilities:
Non-convertible debentures	2,700,000	-
Notes payable, net of current portion	107,224	47,163
Total long-term liabilities	2,807,224	47,163
Total liabilities	4,890,221	1,730,003

Stockholders' Equity (Deficit):
Preferred stock, no par value, 5 Million shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par, 50 million shares authorized;
20,087,425 and 19,122,342 issued and outstanding	20,087	19,122
Additional paid in capital	5,541,029	3,973,742
Accumulated deficit	(7,407,417)	(3,961,163)
Total stockholders' equity (deficit)	(1,846,301)	31,701

Total liabilities and stockholders' equity (deficit)	$3,043,920	$1,761,704

The accompanying notes are an integral part of these financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2007 AND 2006

	2007	2006

Revenues	$6,110,464	$4,619,142

Cost of revenues	3,751,956	2,726,383
Occupancy expenses	553,920	326,159
Selling, general and administrative expenses	4,703,677	3,693,829
	9,009,553	6,746,371

(Loss) from operations	(2,899,089)	(2,127,229)

Loss on disposal of assets	-	(2,173)
Interest income	4,255	1,797
Interest expense	(551,420)	(5,125)

Net (loss)	$(3,446,254)	$(2,132,730)

Basic and diluted:
Loss per common share	$(0.17)	$(0.12)

Weighted average shares	19,759,200	17,671,587

The accompanying notes are an integral part of these financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED JUNE 30, 2007 AND 2006

	Number of
	Shares -		Additional		Total
($ US except shares)	Common	Common	Paid-in	Accumulated	Stockholders'
	Stock	Stock	Capital	(Deficit)	Equity (Deficit)

Balance at June 30, 2005	16,291,814	$16,292	$1,843,157	$(1,828,433)	$31,016

Issuance of common stock, private placements	2,500,528	2,500	1,470,191	-	1,472,691

Redemption of founder stock	(800,000)	(800)	800	-	-

Issuance of common stock for services	1,130,000	1,130	602,370	-	603,500

Vested employee stock options	-	-	46,073	-	46,073

Vested non-employee stock options	-	-	11,151	-	11,151

Net loss for the year ended June 30, 2006	-	-	-	(2,132,730)	(2,132,730)

Balance at June 30, 2006	19,122,342	$19,122	$3,973,742	$(3,961,163)	$31,701

Issuance of common stock, purchase of assets	40,000	40	39,960	-	40,000

Issuance of common stock, services rendered,
net of transfer agent and legal fees	725,000	725	555,525	-	556,250

Vested employee stock options	-	-	129,278	-	129,278

Vested non-employee stock options	-	-	12,222	-	12,222

Issuance of common stock, exercise of employee
options, net of transfer agent and legal fees	200,083	200	69,602	-	69,802

Issuance of warrants, notes payable	-	-	730,400	-	730,400

Issuance of warrants, services rendered	-	-	30,300	-	30,300

Net loss for the year ended
June 30, 2007	-	-	-	(3,446,254)	(3,446,254)

Balance at June 30, 2007	20,087,425	$20,087	$5,541,029	$(7,407,417)	$(1,846,301)

The accompanying notes are an integral part of these financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2007 AND 2006
	2007	2006
Cash flows from operating activities:
Net Loss	$(3,446,254)	$(2,132,730)
Adjustments to reconcile net loss to
net cash used in operating activities:
Loss on disposal of fixed assets	-	2,173
Depreciation	198,042	98,948
Amortization of prepaid consulting services	539,917	603,500
Issuance of warrants for services	30,300	-
Increase in allowance for doubtful accounts	40,782	20,149
Employee stock option vesting for compensation	129,278	46,073
Non-employee stock option vesting for services	12,222	11,151
Amortization of deferred charges	387,410	-
(Increase) decrease in assets
Accounts receivable	(192,949)	(137,245)
Inventory	(181,448)	(168,945)
Prepaid expenses	(15,378)	(9,235)
Other assets	(203,604)	(15,441)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	155,688	323,158
Payroll liabilities	90,506	26,946
Due to officer	-	(243)
Deferred franchise fees	20,000	206,500
Deferred sales	(183,955)	183,344
Net cash provided by (or used in) operating activities	(2,619,443)	(941,897)

Cash flows from investing activities:
Deposits on stores and corporate facility	(28,234)	-
Purchase of property and equipment	(491,202)	(160,325)
Net cash used in investing activities	(519,436)	(160,325)

Cash flows from financing activities:
Repayment of notes payable	(164,821)	(16,862)
Proceeds from short-term debentures	1,500,000	-
Repayment of short-term debentures	(1,200,000)	-
Proceeds from long-term debentures	2,700,000	-
Proceeds from issuance of common stock	69,802	1,472,691
Net cash provided by financing activities	2,904,981	1,455,829

Net increase (decrease) in cash	(233,898)	353,607
Cash and equivalents, beginning of period	466,481	112,874

Cash and equivalents, end of period	$232,583	$466,481

Supplemental disclosure:
Cash paid during the period for interest	$96,693	$5,125

Supplemental disclosure of non-cash
investing and financing activites:
Liabilities assumed as part of acquisition of property	$2,598	$-

Acquisition of property and equipment
by issuance of notes payable	$242,800	$36,530

Acquisition of property and equipment
by issuance of common stock	$40,000	$-

Prepaid consulting services
by issuance of common stock	$556,250	$-

Deferred Financing charges
by issuance of warrants	$730,400	$-

Consulting services paid
by issuance of warrants	$30,300	$-

The accompanying notes are an integral part of these financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006

Note 1:  Nature of Operations and Significant Accounting Policies

Nature of Operations.  Theater Xtreme Entertainment Group, Inc. (the “Company”), a Florida corporation, is a retail store and franchise marketing company engaged in retail sales and distribution through the operation of Company-owned home cinema design stores, the sale of franchise licenses and wholesale product distribution to franchisees. The Company opened its first Company retail store, or design store on September 1, 2003 in Newark, Delaware.   In August 2004 the Company opened a second Company owned design store in Wilmington, Delaware.  A third Company owned design store opened in Bel Air, Maryland in September 2005.  In July, 2006, the Company purchased the assets and assumed the leasehold of its franchisee located in Leesport, Pennsylvania. In March, 2007, the Company relocated its Wilmington, Delaware design store to an improved location in Wilmington, Delaware.  The Company sold eighteen franchises through June 30, 2006 and an additional four through June 30, 2007 bringing the total number of franchises sold through June 30, 2007 to twenty-two. The first franchise design center opened in May, 2005 in East Longmeadow, Massachusetts.  During the past fiscal year a net of an additional three franchised stores opened – four new franchises opened their doors and the Company purchased the assets of one of its older franchises, in Leesport, Pennsylvania, converting it to a Company-owned design store. The Company expects to continue to offer franchise licenses nationwide.

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

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006

Note 1:  Nature of Operations and Significant Accounting Policies (Continued)

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

Concentration of Credit Risk.  Certain financial instruments potentially subject the Company to a concentration of credit risk. These financial instruments consist primarily of cash and trade accounts receivable. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At June 30, 2007 the Company had approximately $37,189 in excess of FDIC insured limits. The Company has not experienced any losses in such accounts. Concentration of credit risk with respect to accounts receivable are limited due to the Company’s short payment terms and restrictive customer credit limits.

Accounts Receivable.  The Company generally seeks full payment for its retail products and services prior to delivery and installation and does not normally sell its products and services to retail customers on an open credit basis.  From time to time, however, certain exceptions or accommodations are made for creditworthy retail customers. For wholesale sales to franchisees, the Company does, from time to time, extend limited credit terms to creditworthy franchisees.  Management closely monitors outstanding accounts receivable and charges off to expense any balances that are determined to be uncollectible or establishes an allowance for doubtful accounts. As of June 30, 2007 and 2006, the allowances for doubtful accounts were $65,782 and $25,000 respectively. Bad debt expense was $50,000 and $20,719 for the years ended June 30, 2007 and 2006, respectively. For the year ended June 30, 2007, the Company wrote off $9,218 to its bad debt reserve representing amounts it deemed uncollectible.

Inventory.  The Company’s inventory is stated at the lower of cost (first-in, first-out) or market (net realizable value), and consists of the following at June 30:

	2007	2006

Equipment and furniture products	$388,498	$316,187
Cables and supplies	48,063	16,861
Retail displays	373,943	266,694
Product in transit	-	29,314

	$810,504	$629,056

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006

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

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006

Note 1:  Nature of Operations and Significant Accounting Policies (Continued)

Revenue Recognition.  Retail sales include all sales from Company-owned design centers.  The following is a summary of earned revenues at June 30:

	2007	2006

Retail sales	$4,738,166	$3,963,441
Wholesale sales	1,080,803	467,518
Franchise licenses and royalties	291,495	188,183

Total revenues	$6,110,464	$4,619,142

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

The following is a summary of amounts included in deferred sales as at June 30:

	2007	2006

Deferred retail sales	$468,583	$656,130
Unearned service contract revenue	27,168	23,576

Total deferred retail sales	$495,751	$679,706

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006

Note 1:  Nature of Operations and Significant Accounting Policies (Continued)

Loss Per Share.  The Company follows SFAS No. 128, "Earnings Per Share," resulting in the presentation of basic and diluted earnings (loss) per share.  The basic loss per share calculations include the change in capital structure which resulted from the merger for all periods presented.  For the years ended June 30, 2007 and 2006, the basic and diluted loss per share are the same, because the assumed conversion of the common stock equivalents would be antidilutive as the Company experienced net losses for these periods.

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

Inventory Obsolescence.  Inventory represents a significant portion of the Company’s assets.  The Company’s profitability and viability are highly dependent on the demand for its products.  An imbalance between purchasing levels and sales could cause rapid and material obsolescence, and loss of competitive price advantage and market share.  The Company believes that its product mix has provided sufficient diversification to mitigate this risk.  At the end of each reporting period, the Company reduces the value of its inventory by an estimate of what the Company believes to be obsolete, and the Company recognizes an expense in this amount, which is included in cost of sales in its statement of operations.

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

Shipping and Handling Fees and Costs.  The Company classifies shipping and handling fees when charged to the customer as revenue. The Company classifies shipping and handling costs as part of selling and administration expenses.  Shipping and handling costs were $69,303 and $38,438 for the years ended June 30, 2007 and 2006, respectively. In view of the Company’s treatment of shipping and handling costs as a component of selling, general and administrative cost, its gross margin may not be comparable to those of other companies where shipping and handling costs are included in cost of revenue.

Advertising Costs.  Advertising and sales promotion costs are expensed as incurred. Advertising and promotion expense, excluding investor relations expenses, totaled $532,040 and $477,141 for the years ended June 30, 2007 and 2006, respectively.

Investor Relations Costs.  Investor relations services are expensed as incurred. Investor relations expenses, including investor relations promotional costs, totaled $714,893 and $280,000 for the years ended June 30, 2007 and 2006, respectively.

Store Opening Costs.  Store opening costs and other start-up costs are expensed as incurred.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006

Note 1:  Nature of Operations and Significant Accounting Policies (Continued)

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

On January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method as permitted under SFAS No. 123(R). Under this transition method, beginning with the first calendar quarter of 2006, recognized compensation costs include compensation cost for all non-forfeited share-based payments granted, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R), and without regard to vesting. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for the year ended June 30, 2006 have not been restated.

As a result of the adoption of SFAS No. 123(R), during the years ended June 30, 2007 and 2006, the Company’s net income was approximately $141,500 and $57,224 lower, respectively, as a result of stock-based compensation expense, including $12,222 and $11,151, respectively, recognized on behalf of outside board members.

Accordingly, no compensation cost was recognized for its stock options issued during any period prior to January 1, 2006. The table below illustrates the effect of the adoption of SFAS No. 123(R) for the periods indicated.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility of between 45% and 60%, risk-free interest rate of from between 3.0% to 5.25% and expected option life of ten years.

Year Ended June 30
2006

Net (loss) :
Before adoption of 123(R )))	$(2,075,506)
Adoption of 123(R) - stock-based compensation	(46,073)
Adoption of 123(R) - services	(11,151)

As reported	(2,132,730)

Pro forma changes as a result of:
123(R) - stock-based compensation	(40,074)
123(R) - services	-

Pro forma	$(2,172,804)

Net loss per share
As reported	$(0.12)
Pro forma	$(0.12)

As of June 30, 2007, there was $332,315 of unrecognized compensation expenses and $36,168 of unrecognized expenses for services related to non-vested market-based option share awards that are expected to be recognized through the fiscal year ended June 30, 2011.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006

Note 1:  Nature of Operations and Significant Accounting Policies (Continued)

Recently Issued Pronouncements:  In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 (the Company’s fiscal year 2008) and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the potential impact of FIN 48 on its financial statements.

In September, 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB No. 108"). SAB No. 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. The Company will be required to adopt the provisions of SAB No.108 in fiscal 2008. The Company currently does not believe that the adoption of SAB No. 108 will have a material impact on its consolidated financial statements.

In September, 2006, the FASB issued SFAS No. 157, Fair Value Measurements, ("SFAS No. 157"). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  The Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company does not believe that the adoption of the provisions of SFAS No. 157 will materially impact its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for the Company beginning with the first quarter of fiscal 2009.  The Company has not yet determined the impact of the adoption of SFAS No. 159 on its financial statements and footnote disclosures.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006

Note 2:  Management’s Plans

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

The Company has incurred significant losses from operations and has an accumulated deficit and a highly leveraged capital position that raises substantial doubts about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments related to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company expects to incur significant expenditures to further the development and commercialization of its products. To achieve this, the Company has requested and received deferral of interest payments due to its principal debtor through December 31, 2007, it is currently negotiating with its short term debenture creditors for an extension of the term of the short-term debentures for an additional year, and is diligently pursuing the raising of additional funds. The Company has identified a number of potential sources of new funding and is currently working toward a conclusion that would provide interim funds as well as a longer term capital raise effort. However, at the time of preparation of these statements no definitive arrangements have been made and there is no assurance that any would be forthcoming.

Note 3:  Property and Equipment

Property and equipment consists of the following at June 30:

	2007	2006

Vehicles	$226,154	$105,842
Equipment and computers	117,963	77,686
Furniture and fixtures	4,337	-
Leasehold improvements	945,320	336,244

	1,293,774	519,772
Accumulated depreciation	(360,380)	(162,338)

	$933,394	$357,434

Depreciation expense was $198,042 and $98,948 for the years ended June 30, 2007 and 2006.

Note 4:  Short-term Non-convertible Debentures

As of June 30, 2007, short term non-convertible debentures consist of non-convertible debentures payable to accredited investors, aggregating $300,000, with monthly payments of interest only, at a rate of 15% per annum, and principal due in November, 2007. At June 30, 2006 there were no short-term convertible debentures.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006

Note 5:  Long-term Liabilities, Notes Payable and Non-convertible debentures

Long-term debt consists of the following at June 30:
	2007	2006
Note Payable to bank, in monthly installments
of $402, including interest at 7.25%,
secured by vehicle, maturing November 2008	$6,485	$10,677

Note Payable to bank, in monthly installments
of $349, including interest at 7.25%,
secured by vehicle, maturing December 2008	5,934	9,546

Note Payable to bank, in monthly installments
of $539, including interest at 7.99%
secured by vehicle, maturing December 2009	14,618	19,697

Note Payable to bank, in monthly installments
of $338, including interest at 5.99%
secured by vehicle, maturing July 2010	11,671	14,656

Note Payable to bank, in monthly installments
of $252, including interest at 5.99%
secured by vehicle, maturing July 2010	8,501	10,937

Note Payable to financial institution, in monthly installments of $800, including interest at 8.9%
secured by vehicle, maturing May 2011	31,631	-

Note Payable to financial institution, in monthly installments of $631, including interest at 8.99%
secured by vehicle, maturing November 2012	32,356	-

Note Payable to financial institution, in monthly installments of $629, including interest at 8.99%
secured by vehicle, maturing December 2012	32,654	-

Capitalized lease with monthly payments of $34
and imputed interest at 8% and 10%
through July 2008	421	779
	144,271	66,292

Less current portion	(37,047)	(19,129)

Notes Payable, net of current portion	$107,224	$47,163

Non-convertible debenture payable to an accredited investor, with payments of interest only due at the beginning of
each calendar quarter, at a rate of 10% per annum,
principal due in March 2010	$2,700,000	$-

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006

Note 5:  Long-term Liabilities and Notes Payable (continued)

Future maturities of long-term debt as of June 30, 2007 are as follows for the year ended June 30:

2008	$37,047
2009	34,719
2010	2,730,640
2011	21,321
2012	13,838
thereafter	6,706

$2,844,271

The Company incurred interest costs of $551,419 and $5,125 for the years ended June 30, 2007 and 2006, respectively.  For the year ended June 30, 2007 $387,410 of the amount incurred for interest expense reflects non-cash charges related to amortization of the costs of warrants attached to certain indebtedness.

Note 6: Lease Commitments

The Company leases its corporate offices, warehouse and retail design stores for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2012 and provide for renewal options ranging from none to five years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. The leases provide for increases in future minimum annual rental payments based on either defined increases in the Consumer Price Index, subject to certain minimum increases, or certain non-indexed minimum increases. Also, the agreements generally require the Company to pay executory costs (real estate taxes, insurance, and repairs or allocated common area charges).

The Company also has operating leases on office equipment with monthly payments aggregating $502.

The following is a schedule by year of future minimum rental payments required under the operating lease agreements for the year ended June 30:

2008	$477,457
2009	457,965
2010	371,612
2011	281,689
2012	116,177
thereafter	-

$1,704,900

Total minimum lease payments do not include executory costs, common area charges, or increases measured by consumer price or other index changes.

Rent expense charged to operations was $408,041 and $227,494 for the years ended June 30, 2007 and 2006, respectively.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006
Note 7:  Stockholders’ Equity (Deficit)

Common Stock

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

In July, 2006, the Company issued 40,000 shares of its common stock for the purchase of the assets of its former Leesport franchise valued at $40,000.

In August, 2006, the Company issued 500,000 shares of its common stock for services valued at $425,000.

In April, 2007, the Company issued 50,000 shares of its common stock for services valued at $42,500.

In May, 2007, the Company issued 100,000 shares of its common stock for services valued at $49,000.

In June, 2007, the Company issued 75,000 shares of its common stock for services valued at $39,750.

For the year ended June 30, 2007, the Company issued a total of 200,083 shares of its common stock pursuant to exercise of employee options.  Aggregate proceeds of the exercised shares, net of the costs of issuance of the shares, amounted to $69,802.

Warrants

For the year ended June 30, 2007, the Company issued 102,500 common stock purchase warrants at an exercise price of $1.00 per share to one vendor for services rendered, valued at $30,300. For the year ended June 30, 2007, the Company issued 400,000 common stock purchase warrants at an exercise price of $1.00 (valued at $287,500) and 1,030,600 common stock purchase warrants at an exercise price of $1.10 (valued at $463,200) in connection with warrant issued at fair value in conjunction with issuance of non-convertible debentures.  The company amortizes these amounts over the periods of the services rendered or the time of the indebtedness, as applicable. The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility of between 45% and 60%, risk-free interest rate of between 3.0% to 5.25% and expected warrant life of five years.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006

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

As of June 30, 2005, the Company had 890,000 option shares remaining to be exercised. Pursuant to the terms of the Plan as amended, employees and outside Directors were granted options to purchase shares of the Company’s common stock as follows: 170,900 option shares for the year ended June 30, 2007 and 850,000 option shares for the year ended June 30, 2006..For the year ended June 30, 2007 and 2006 forfeited option shares totaled 150,000 and 75,100 option shares, respectively, During the year ended June 30, 2007, 200,083 options were exercised leaving a remaining exercisable balance of 1,515,717 option shares as of June 30, 2007.  No shares were exercised during the year ended June 30, 2006. The exercise prices per share of these options range from $0.35 to $1.12 and vesting is either 25% or 33% each year on the anniversary of grant date contingent upon employment or services as a member of the Board of Directors.

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility of between 45% and 60%, risk-free interest rate of between 3.0% to 5.25% and expected option life of ten years.

The following table summarizes all fiscal year stock option activity of the Company since June 30, 2005:

	Incentive Stock Options		Nonqualified Stock Options
		Weighted		Weighted
	Stock	Average	Stock	Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price

Balance, June 30, 2005	740,000	$0.35	150,000	$0.35

Granted during the fiscal year	850,000	$0.57	-	xx

Exercised during the fiscal year	-	xx	-	xx

Cancelled / forfeited during the fiscal year	(150,000)	$0.37	-	xx

Balance, June 30, 2006	1,440,000	$0.48	150,000	$0.35

Granted during the fiscal year	170,900	$0.80	30,000	$1.12

Exercised during the fiscal year	(200,083)	$0.35	-	xx

Cancelled / forfeited during the fiscal year	(75,100)	$0.37	-	xx

Balance, June 30, 2007	1,335,717	$0.54	180,000	$0.48

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006

Note 8. Stock Option Plan (continued)

At June 30, 2006, there were 1,590,000 stock options outstanding under the 2005 Stock Option Plan. For the year ended June 30, 2007 the Company granted an aggregate of 170,900 stock options at an exercise prices ranging from $0.61 to $1.04 to twelve employees and granted an aggregate of 30,000 stock options at an exercise price of $1.12 to its three outside directors.

During the year ended June 30, 2007, a total of 75,100 of unvested stock options were forfeited due to termination of employment and 200,083 vested stock options were exercised.

The weighted-average fair value of Incentive Stock Options (ISO’s) granted during the year ended June 30, 2007 was $0.80. The weighted-average fair value of non-qualified options granted during the year ended June 30, 2007 was $1.12.

The following table summarizes information about stock options outstanding at June 30, 2007:

	Summary of ISO Options			Summary of Nonqualified Options
	Outstanding		Exercisable	Outstanding		Exercisable
	Number	Weighted	Number	Number	Weighted	Number
	Outstanding	Average	Outstanding	Outstanding	Average	Outstanding
	at	Remaining	at	at	Remaining	at
Exercise	June 30	Contractual	June 30	June 30	Contractual	June 30
Price	2007	Life	2007	2007	Life	2007

$0.35	887,417	8.3 Years	118,750	150,000	8.1 Years	37,500
$0.61	50,000	9.9 Years	-	-	xx	-
$0.80	50,000	9.8 Years	-	-	xx	-
$0.89	50,000	9.8 Years	-	-	xx	-
$1.00	277,500	9.1 Years	63,750	-	xx	-
$1.04	20,800	9.8 Years	-	-	xx	-
$1.12	-	xx	-	30,000	9.8 Years	-

	1,335,717		182,500	180,000		37,500

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006

Note 9:  Income Taxes

As discussed in Note 1, the Company uses the asset and liability method of accounting for income taxes in accordance with SFAS No. 109. The effective tax rates differ from the statutory rates primarily due to the amount and timing of and criteria for the deductibility of certain expenses reflected in the financial statements for reporting purposes versus expenses as may be reported in the Company’s income tax returns. Deferred income taxes reflect the net effect of an operating loss carryforward. The reconciliation of the statutory federal rate to the Company’s historical income tax expense (benefit) is as follows for the years ended June 30:

		2007		2006

Income tax benefit at US federal income tax rates		$1,138,000		$725,000
State benefits at statutory rates		286,000		188,000
Change in valuation allowance		(1,424,000)		(913,000)

Income tax benefit		$-		$-

Income tax benefit consists of the following:
Current tax benefit
Federal	$	None	$	None
State		None		None

Deferred tax benefit
Federal		2,473,000		1,335,000
State		522,000		236,000
Valuation allowance		(2,995,000)		(1,571,000)

		$-		$-

The components of deferred assets are as follows:
Net operating loss tax benefit		$2,884,000		$1,539,000
Non-deductible options		85,000		24,000
Allowance for bad debts		26,000		8,000
Valuation allowance		(2,995,000)		(1,571,000)

		$-		$-

The valuation allowance for deferred assets as of June 30, 2007 and 2006 was $2,995,000 and $1,571,000, respectively. The change in the total valuation allowance for the years ended June 30, 2007 and 2006 was an increase of $1,424,000 and an increase of $913,000, respectively.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible.  Management considered projected future taxable income and tax planning strategies in making this assessment.  At June 30, 2007, the Company had net operating loss carry forwards for Federal and State income tax purposes of approximately $7,150,000, which were available to offset future taxable income, if any, and expire in various years through June 30, 2028.  Based upon the limited operating history of the Company and losses incurred to date, management has fully reserved the deferred tax asset.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006

Note 10:  Subsequent Events

In July and August, 2007, the Company executed and delivered promissory notes to three accredited investors ( the “Promissory Note Investors”) in the aggregate face amount of $225,000 (the “Promissory Notes”), and warrants (the “Promissory Warrants”) to purchase up to 112,500 shares of the Company’s common stock (the “Promissory Note Financing”). The proceeds of the Promissory Note Financing were used for general corporate purposes. The Promissory Notes bear interest at 14% per annum, mature one year from the date of issue (July and August, 2008) and may be prepaid at any time without penalty.  The Promissory Warrants have an exercise price of $1.00 per share and are subject to full ratchet price protection for the five-year life of the Promissory Warrants.  Repayment of the Promissory Note is guaranteed by Scott R. Oglum, Chief Executive Officer of the Company, evidenced by Guaranty and Pledge Agreements the terms of which call for repayment to be secured by a pledge by Mr. Oglum of up to 3,618,275 shares of the Company’s common stock which he owns, representing his entire holdings.

In July, 2007, the Company issued 650,000 shares of its common stock and 500,000 common stock purchase warrants, at a strike price of $1.00 per share, to one vendor for services rendered valued at $299,000 and $53,600, respectively. Also in July, 2007, the Company issued 75,000 shares of its common stock for services rendered valued at $41,250.

In August, 2007, the Company issued 8,750 common stock purchase warrants to one vendor for services rendered valued at $600.

In September, 2007, the Company indemnified Mr. Oglum, in connection with the Guaranty and Pledge Agreements, for any and all payments made by Mr. Oglum to the holders of the Promissory Notes and for the dollar amount of any un-recovered proceeds pursuant to the sale of any of the Pledged Shares as may be sold pursuant to the Guaranty and Pledge Agreements

In October, 2007, the Company and Kinzer Technology, LLC (“Kinzer”) amended the March Debenture. Under the original terms of the March Debenture, the Company was prohibited from incurring any additional unsecured indebtedness for borrowed money after March 6, 2007 in excess of $1.0 million.  The amendment increases the amount of such indebtedness which may be incurred after March 6, 2007 to $2.0 million.  The March Debenture also requires quarter annual interest payments on each April 1, July 1, October 1, and January 1.  The amendment permits the Company to defer the interest payments otherwise due on October 1, 2007 and January 1, 2008 until July 1, 2008.

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.    CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of controls and procedures related to the Company’s reporting and disclosure obligations as of the end of the period covered by this Annual Report on Form 10-KSB.  Based on that evaluation, both the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective.

ITEM 8B.    OTHER INFORMATION

All information required to be disclosed in a Current Report on Form 8-K during the fourth quarter of the Company’s 2007 fiscal year has been reported.

PART  III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required for this item is incorporated herein by reference to the Company’s definitive proxy statement expected to be dated on or before October 22, 2007.

ITEM 10.    EXECUTIVE COMPENSATION

The information required for this item is incorporated herein by reference to the Company’s definitive proxy statement expected to be dated on or before October 22, 2007.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required for this item is incorporated herein by reference to the Company’s definitive proxy statement expected to be dated on or before October 22, 2007.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required for this item is incorporated herein by reference to the Company’s definitive proxy statement expected to be dated on or before October 22, 2007.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required for this item is incorporated herein by reference to the Company’s definitive proxy statement expected to be dated on or before October 22, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THEATER XTREME ENTERTAINMENT GROUP, INC.

October 15, 2007                                                                               By:  /s/ Scott R. Oglum
Scott Oglum
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Scott R. Oglum	Chairman and Chief Executive Officer	October 15, 2007
Scott R. Oglum	Director

/s/ Justin L. Schakelman	Corporate Vice President	October 15, 2007
Justin L. Schakelman	Director and Secretary

/s/ David R. Hludzinski	Director	October 15, 2007
David R. Hludzinski

/s/ W. James Ludlow	Director	October 15, 2007
W. James Ludlow

/s/ H. Gregory Silber	Director	October 15, 2007
H. Gregory Silber

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Theater Xtreme Entertainment Group, Inc. (incorporated by reference to the Company’s Current Report on Form 10-KSB filed October 12, 2005)
3.2	Articles of Merger of Theater Xtreme Entertainment Group, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed February 17, 2005).
3.3	Amended and Restated Bylaws of Theater Xtreme Entertainment Group, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed February 17, 2005).
4.1	Specimen Common Stock Certificate. (Incorporated by reference to the Company’s Annual Report on form 10-KSB on October 12, 2005).
10.1*	2005 Stock Option Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed April 11, 2005).
10.2*	Form of Option Agreement for 2005 Stock Option Plan.
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