Form 10QSB
period 2007-09-30
THEATER XTREME ENTERTAINMENT GROUP, INC
filed 2007-11-19
CIK 1089775

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.
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
__ Yes   _X_ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 14, 2007, there were 20,812,425 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ___    No  X

THEATER XTREME ENTERTAINMENT GROUP, INC.

Form 10-QSB Index
September 30, 2007

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

THEATER XTREME ENERTAINMENT GROUP, INC.
BALANCE SHEETS
SEPTEMBER 30, 2007 AND JUNE 30, 2007

	SEPTEMBER 30	JUNE 30
	2007	2007
Assets	(Unaudited)	(Audited)

Current Assets:
Cash and equivalents	$235,300	$232,583
Accounts receivable, net of allowance of $ 65,366, and $ 65,782	231,735	292,060
Inventory	750,804	810,504
Prepaid expenses	473,202	164,390
Other current assets	207,759	219,045
Total current assets	1,898,800	1,718,582

Property and Equipment, net	867,371	933,394

Other Assets:
Deferred financing fees	320,927	342,990
Deposits	48,954	48,954

	$3,136,052	$3,043,920

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued expenses	$993,378	$801,978
Payroll liabilities	146,630	149,221
Current portion of notes payable	37,807	37,047
Non-convertible debentures	300,000	300,000
Promissory notes	225,000	-
Deferred franchise fees	316,500	299,000
Deferred sales	683,020	495,751
Total current liabilities	2,702,335	2,082,997

Long-term Liabilities:
Non-convertible debentures	2,700,000	2,700,000
Notes payable, net of current portion	97,571	107,224
Total long-term liabilities	2,797,571	2,807,224
Total liabilities	5,499,906	4,890,221

Stockholders' Equity (Deficit):
Preferred stock, no par value, 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par, 50 million shares authorized;
20,812,425 and 20,087,425 shares issued
and outstanding	20,812	20,087
Additional paid in capital	6,115,905	5,541,029
Accumulated deficit	(8,500,571)	(7,407,417)
Total stockholders' deficit	(2,363,854)	(1,846,301)

	$3,136,052	$3,043,920

The accompanying notes are an integral part of these financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2007 and 2006

	2007	2006

Revenues	$1,203,013	$1,462,528

Cost of revenues	820,285	932,594
Occupancy expenses	155,067	121,913
Selling, general and administrative expenses	1,198,841	1,056,462
	2,174,193	2,110,969

Loss from operations	(971,180)	(648,441)

Interest income	-	242
Interest expense	(121,974)	(3,564)

Net loss	$(1,093,154)	$(651,763)

Basic and diluted:
Loss per common share	$(0.05)	$(0.03)

Weighted average shares	20,661,601	19,420,584

The accompanying notes are an integral part of these financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
THREE MONTHS ENDED SEPTEMBER 30, 2007

	Number of
($ US except shares)	Shares -		Additional		Total
	Common	Common	Paid-in	Accumulated	Stockholders'
	Stock	Stock	Capital	Deficit	Equity (Deficit)

Balance at June 30, 2007 (Audited)	20,087,425	$20,087	$5,541,029	$(7,407,417)	$(1,846,301)

Issuance of common stock, services rendered	725,000	$725	$436,312	$-	437,037

Vested employee stock options	-	-	31,443	-	31,443

Vested non-employee stock options	-	-	3,721	-	3,721

Issuance of warrants, notes payable	-	-	12,000	-	12,000

Issuance of warrants, services rendered	-	-	91,400	-	91,400

Net loss for the three months ended
September 30, 2007	-	-	-	(1,093,154)	(1,093,154)

Balance at September 30, 2007 (Unaudited)	20,812,425	$20,812	$6,115,905	$(8,500,571)	$(2,363,854)

The accompanying notes are an integral part of these financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net Loss	$(1,093,154)	$(651,763)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	68,590	34,970
Amortization of prepaid consulting services	136,483	-
Issuance of common stock for services	41,387	425,000
Issuance of common stock, purchase of assets	-	40,000
Issuance of warrants for services	600	-
Increase (decrease) in Allowance for Doubtful Accounts	(416)	25,000
Employee stock option vesting for compensation	31,443	32,654
Non-employee stock option vesting for services	3,721	2,390
Amortization of deferred charges	34,063	-
(Increase) decrease in assets
Accounts receivable	60,741	30,725
Inventory	59,700	(147,411)
Prepaid expenses	41,155	(352,627)
Other Assets	11,286	15,441
Increase (decrease) in liabilities
Accounts payable and accrued expenses	191,400	227,494
Payroll liabilities	(2,591)	34,503
Deferred franchise fees	17,500	15,000
Deferred sales	187,269	(2,379)
Other Current Liabilities	-	41,343
Net cash used in operating activities	(210,823)	(229,660)

Cash flows from investing activities:
Deposits on stores and corporate facility	-	(28,234)
Purchase of property and equipment	(2,567)	(141,928)
Net cash used in investing activities	(2,567)	(170,162)

Cash flows from financing activities:
Repayment of notes payable	(8,893)	(11,188)
Proceeds from note payable	-	140,709
Proceeds from short-term promissory notes	225,000	-
Proceeds from issuance of common stock	-	-
Net cash used in financing activities	216,107	129,521

Net increase (decrease) in cash	2,717	(270,301)
Cash and equivalents, beginning of period	232,583	466,481

Cash and equivalents, end of period	235,300	$196,180

Supplemental disclosure:
Cash paid during the quarter for interest	$15,048	$3,564

Supplemental disclosure of non-cash
investing and financing activites:

Liabilities assumed as part of acquisition of property	$-	$2,598

Acquisition of property and equipment
by issuance of notes payable	$-	$140,709

Prepaid consulting services
by issuance of common stock	$395,650	$-

Prepaid consulting services
by issuance of warrants	$90,800	$-

Deferred Financing charges
by issuance of warrants	$12,000	$-
The accompanying notes are an integral part of these financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1:  Nature of Operations and Significant Accounting Policies

Basis of Presentations.  The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ending September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007.

Nature of Operations.  Theater Xtreme Entertainment Group, Inc. (the “Company”), a Florida corporation, is a retail store and franchise marketing company engaged in retail sales and distribution through the operation of Company-owned home cinema design stores, the sale of franchise licenses and wholesale product distribution to franchisees. The Company opened its first Company retail store, or design store on September 1, 2003 in Newark, Delaware.   In August 2004 the Company opened a second Company owned design store in Wilmington, Delaware.  A third Company owned design store opened in Bel Air, Maryland in September 2005.  In July, 2006, the Company purchased the assets and assumed the leasehold of its franchisee located in Leesport, Pennsylvania. In March, 2007, the Company relocated its Wilmington, Delaware design store to an improved location in Wilmington, Delaware.  The Company sold twenty-two franchises through June 30, 2007 and an additional two through September 30, 2007 bringing the total number of franchises sold through September 30, 2007 to twenty-four. The first franchise design center opened in May, 2005 in East Longmeadow, Massachusetts.  Through June 30, 2007 the Company had nine franchise stores opened and operating. During the three months ended September 30, 2007, an additional two franchise stores opened bringing the total number of opened and operating franchise locations to eleven. Effective November 6, 2007, the Company closed two of its five Company-owned retail stores, one in Leesport, Pennsylvania (formerly a franchise store) and one in Newark, Delaware (its first location) and eliminated staff at these locations.  The Company has taken these actions as part of a recently implemented store performance evaluation and cost and expense reduction initiative developed earlier and designed to reduce costs and expenses.

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
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1:  Nature of Operations and Significant Accounting Policies (Continued)

Revenue Recognition.  Retail sales include all sales from Company-owned design centers.  The following is a summary of earned revenues for the three months ended September 30:

	2007	2006

Retail sales	$767,260	$1,262,564
Wholesale sales	311,625	162,020
Franchise licenses and royalties	124,128	37,944

Total revenues	$1,203,013	$1,462,528

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

The following is a summary of amounts included in deferred sales as at September 30:

	2007	2006

Deferred retail sales	$663,451	$651,898
Unearned service contract revenue	19,569	25,428

Total deferred retail sales	$683,020	$677,326

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1:  Nature of Operations and Significant Accounting Policies (Continued)

Loss Per Share.  The Company follows SFAS No. 128, "Earnings Per Share," resulting in the presentation of basic and diluted earnings (loss) per share.  The basic loss per share calculations include the change in capital structure which resulted from the merger for all periods presented.  For the three months ended September 30, 2007 and 2006, the basic and diluted loss per share are the same, because the assumed conversion of the common stock equivalents would be anti-dilutive as the Company experienced net losses for these periods.

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

Shipping and Handling Fees and Costs.  The Company classifies shipping and handling fees when charged to the customer as revenue. The Company classifies shipping and handling costs as part of selling and administration expenses.  Shipping and handling costs were $14,128 and $24,021 for the three months ended September 30, 2007 and 2006, respectively. In view of the Company’s treatment of shipping and handling costs as a component of selling, general and administrative cost, its gross margin may not be comparable to those of other companies where shipping and handling costs are included in cost of revenue.

Advertising Costs.  Advertising and sales promotion costs are expensed as incurred. Advertising and promotion expense, excluding investor relations expenses, totaled $147,834 and $173,782 for the three months ended September 30, 2007 and 2006, respectively.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1:  Nature of Operations and Significant Accounting Policies (Continued)

Investor Relations Costs.  Investor relations services are expensed as incurred. Investor relations expenses, including investor relations promotional costs, totaled $107,579 and $87,949 for the three months ended September 30, 2007 and 2006, respectively.

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

As a result of the adoption of SFAS No. 123(R), during the three months ended September 30, 2007 and 2006, the Company’s net income was approximately $35,164 and $35,044 lower, respectively, as a result of stock-based compensation expense, including $3,721 and $2,390, respectively, recognized on behalf of outside board members.

As of September 30, 2007, there was $295,474 of unrecognized compensation expenses and $32,447 of unrecognized expenses for services related to non-vested market-based option share awards that are expected to be recognized through the fiscal year ended June 30, 2011.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1:  Nature of Operations and Significant Accounting Policies (Continued)

Recently Issued Pronouncements:  In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 has been adopted by the Company as of July 1, 2007 and the provisions of FIN 48 were applied to all tax positions under Statement No. 109 after initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The adoption of FIN 48 did not require an adjustment to the Company's financial statements.

In September, 2006, the FASB issued SFAS No. 157, Fair Value Measurements, ("SFAS No. 157"). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  The Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company does not believe that the adoption of the provisions of SFAS No. 157 will materially impact its financial statements or footnote disclosures.

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
(UNAUDITED)

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

The Company has incurred significant losses from operations, has an accumulated deficit and a highly leveraged capital position that raises substantial doubts about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments related to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company expects to incur significant expenditures to further the development and commercialization of its products. To achieve this, The Company has requested and received deferral of interest payments due to its principal debtor through December 31, 2007, is currently negotiating with its short term debenture creditors for an extension of the term of the short-term debentures for an additional year, and is diligently pursuing the raising of additional funds. The Company has identified a number of potential sources of new funding and is currently working toward a conclusion that would provide interim funds as well as a longer term capital raise effort. However, at the time of preparation of these statements no definitive arrangements have been made and there is no assurance that any would be forthcoming.

Note 3:  Notes Payable

Between July 20 and August 15, 2007, the Company executed and delivered promissory notes to three accredited investors ( the “Promissory Note Investors”) in the aggregate face amount of $225,000 (the “Promissory Notes”), and warrants (the “Promissory Warrants”) to purchase up to 112,500 shares, in the aggregate, of the Company’s common stock (the “Promissory Note Financing”). The proceeds of the Promissory Note Financing were used for general corporate purposes. The Promissory Notes bear interest at 14% per annum, mature one year from the date of issue and may be prepaid at any time without penalty.  The Promissory Warrants have an exercise price of $1.00 per share and are subject to full ratchet price protection for the five-year life of the Promissory Warrants.  Repayment of the Promissory Notes is guaranteed by Scott R. Oglum, Chief Executive Officer of the Company, through separate Guaranty and Pledge agreements with all three accredited investors. The guarantees are secured by a pledge by Mr. Oglum of up to 3,618,275 shares, in the aggregate, of the Company’s common stock which he owns representing his entire holdings. In September, 2007, the Company indemnified Mr. Oglum, in connection with the Guaranty and Pledge Agreements, for any and all payments made by Mr. Oglum to the holders of the Promissory Notes and for the dollar amount of any unrecovered proceeds pursuant to the sale of any of the Pledged Shares as may be sold pursuant to the Guaranty and Pledge Agreements.  The Promissory Note Financing was made in reliance on an exemption from securities registration afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended. See also Note 7, Subsequent events.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 4:  Common Stock

During the three months ended September 30, 2007, the Company issued 650,000 of its common shares at $0.61 per share, representing the fair value of the price per share at the time of issuance, with an  aggregate value of $395,650, and granted warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $1.00 per share, to a consultant for services rendered. The Company valued the common stock purchase warrants at $90,800. The values of the common stock and purchase warrants shall both be amortized over a twelve month period.

During the three months ended September 30, 2007, the Company issued 75,000 of its common shares at $0.55 per share, representing the fair value of the price per share at the time of issuance, with an aggregate value of $41,387, to another unrelated consultant for services rendered.

During the three months September 30, 2007, the Company granted warrants to purchase 8,750 shares of the Company’s common stock at an exercise price of $1.00 per share to a consultant in consideration for services rendered. The Company valued these warrants at $600 and expensed this amount in the three months ended September 30, 2007 as a consulting expense.

During the three months September 30, 2007, the Company granted warrants to purchase 112,500 shares of the Company’s common stock, in the aggregate, at exercise prices of $1.00 per share separately to three accredited investors in connection with the Promissory Note Financing. The Company has valued these warrants at $12,000, in the aggregate and will expense this amount over the time of the respective underlying Promissory Notes. See Note 3, Notes Payable.

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of warrants, with the following assumptions: no dividend yield, expected volatility of between 45% and 60%, risk-free interest rate of between 3.0% to 5.25% and expected warrant life of five years.

The following summarizes warrants to purchase the Company's common stock outstanding through September 30, 2007:

	Number of Warrants	Exercise Price
Warrants outstanding at June 30, 2007	1,625,160	$1.00
Warrants issued during the three months ended September 30, 2007	621,250	$1.00
Warrants outstanding at September 30, 2007	2,246,410	$1.00

Currently all warrants outstanding have an exercise price of $1.00 per share.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 5:  Stock Option Plan

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

At June 30, 2007, there were 1,515,717 stock options outstanding under the 2005 Stock Option Plan. At September 30, 2007, there were 1,515,717 stock options outstanding under the 2005 Stock Option Plan. The exercise prices per share of these of options ranges from $0.35 to $1.12 and vesting is either 25% or 33% each year on the anniversary of grant date contingent upon continuing employment or services as a member of the Board of Directors. In the three months ended September 30, 2007, the Company granted no options to employees, made no grants of non-qualified options and there were no exercises of options.

A summary of stock option transactions for the three months ended September 30, 2007 is as follows:

	Incentive Stock Options		Nonqualified Stock Options
		Weighted		Weighted
	Stock	Average	Stock	Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price

Balance, June 30, 2007	1,335,717	$0.54	180,000	$0.48

Granted during the period	-	xx	-	xx

Exercised during the period	-	xx	-	xx

Cancelled / forfeited during the period	-	xx	-	xx

Balance, September 30, 2007	1,335,717	$0.54	180,000	$0.48

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 5:  Stock Option Plan (continued)

The following table summarizes information about stock options outstanding at September 30, 2007:

	Summary of ISO Options			Summary of Nonqualified Options
	Outstanding		Exercisable	Outstanding		Exercisable
	Number	Weighted	Number	Number	Weighted	Number
	Outstanding	Average	Outstanding	Outstanding	Average	Outstanding
	at	Remaining	at	at	Remaining	at
Exercise	September 30	Contractual	September 30	September 30	Contractual	September 30
Price	2007	Life	2007	2007	Life	2007

$0.35	887,417	7.6 Years	348,333	150,000	7.6 Years	75,000
$0.61	50,000	9.7 Years	-	-	xx	-
$0.80	50,000	9.6 Years	-	-	xx	-
$0.89	50,000	9.6 Years	-	-	xx	-
$1.00	277,500	8.7 Years	68,750	-	xx	-
$1.04	20,800	9.2 Years	-	-	xx	-
$1.12	-	xx	-	30,000	9.3 Years	-

	1,335,717		417,083	180,000		75,000

At September 30, 2007, there were 1,515,717 stock options outstanding under the 2005 Stock Option Plan. During the three months ended September 30, 2007, the Company granted no additional stock options, no stock options were forfeited due to termination of employment and no vested stock options were exercised.

Note 6:  Income Taxes

Deferred income taxes reflect the net effect of an operating loss carryforward. There are no significant temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts used for income tax purposes.

The components of the deferred assets are as follows at September 30, 2007 and June 30, 2007:

	September 30, 2007	June 30 2007
Net operating loss tax benefit	$3,341,000	$2,884,000
Non-deductible options	100,000	85,000
Allowance for bad debt	26,000	26,000
Less valuation allowance	(3,467,000)	(2,995,000)

	$0	$0

A valuation allowance was required because the ultimate realization of deferred tax assets is dependent upon future taxable income and management believes that it is more likely than not that the deferred tax asset will not be realized through future taxable income.  There is no income tax benefit for the losses for the three months ended September 30, 2007 and September 30, 2006, because management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

At June 30, 2007, the Company had a net operating loss carryforward for Federal and State income tax purposes of approximately $7,150,000 which, if not used, will expire in various years through June 30, 2028.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 7:  Subsequent Events

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

Effective November 6, 2007, the Company closed two of its five Company-owned retail stores, one in Leesport, Pennsylvania (formerly a franchise store) and one in Newark, Delaware (its first location) and eliminated staff at these locations.  The Company has taken these actions as part of a recently implemented store performance evaluation and cost and expense reduction initiative developed earlier and designed to reduce costs and expenses.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Information

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s financial statements and notes for the three month period ended September 30, 2007 included herein and its audited financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007 as filed with the Securities and Exchange Commission. This discussion and other sections of this Quarterly Report contain, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the Company’s actual results, performance or achievements expressed or implied by these forward-looking statements to differ materially from such forward-looking statements. The forward-looking statements included in this report may prove to be inaccurate.

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

Some of the information that follows does not constitute historical fact but merely reflects management’s intent, belief or expectations regarding the anticipated effect of events, circumstances and trends.  Such statements should also be considered as forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Management believes that their expectations are based on reasonable assumptions within the bounds of their knowledge of the Company’s business and operations. Factors that might cause or contribute to differences between management’s expectations and actual results include:

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

The following table sets forth the number of design centers:

Theater Xtreme Entertainment Group, Inc.

	Design Stores Opened and Operating			Franchised
	Company		Total	Not Yet
	Owned	Franchised	Opened	Opened	Total

Number of design stores at June 30, 2004	1	0	1	0	1

Net additions (deletions) in the fiscal year ended June 30, 2005	1	1	2	3	5

Number of design stores at June 30, 2005	2	1	3	3	6

Net additions (deletions) in the fiscal year ended June 30, 2006	1	5	6	9	15

Number of design stores at June 30, 2006	3	6	9	12	21

Net additions (deletions) in the fiscal year ended June 30, 2007	2	3	5	0	5

Number of design stores at June 30, 2007	5	9	14	12	26

Net additions (deletions) in the three months ended September 30, 2007	0	2	2	0	2

Number of design stores at September 30, 2007	5	11	16	12	28

Subsequent to September 30, 2007, the Company closed two of its underperforming Company-owned retail outlets, See Item 1, Note 7, Subsequent Events.

The Company has a limited operating history for evaluating trends and seasonality.

Results of Operations for the three months ended September 30, 2007 compared to the three months ended September 30, 2006

Recognized sales for the three months ended September 30, 2007 were $ 1,203,013 compared to $1,462,528 for the three months ended September 30, 2006 reflecting a decrease of $(259,515) or (18)%, principally attributable to the decrease in retail sales offset in part by increases in wholesale sales and franchise revenues. Aggregate gross profit amounts and percentages were $382,728 and 32% for the three months ended September 30, 2007 as compared to $529,934 and 36% for the three months ended September 30, 2006. The following is illustrative for the three months ended September 30:

	2007			2006
	Sales	Gross Profit	%	Sales	Gross Profit	%
Retail	$767,260	$220,206	29%	$1,262,564	$469,813	37%
Wholesale	$311,625	$38,394	12%	$162,020	$22,177	14%
Franchise	$124,128	$124,128	100%	$37,944	$37,944	100%

Total	$1,203,013	$382,728	32%	$1,462,528	$529,934	36%

For the three months ended September 30, 2007, retail sales decreased by $495,304, or 39%, when compared to the three months ended September 30, 2006. Same-store sales, reflecting sales for the Company’s Delaware locations, were $608,991 and $952,287 for the three months ended September 30, 2007 and 2006, respectively and decreased significantly by $(343,281), or (36)%. This decrease is attributable mainly to reduced consumer spending in the consumer electronics category generally experienced by most consumer electronics retailers. For the same reasons, new stores accounted for a sales decrease of $(152,023) or (49)% and reflects the inclusion of the Company’s Leesport, Pennsylvania and Bel Air and Lutherville design stores. Gross profit amounts and percentages on retail sales for the three months ended September 30, 2007 amounted to $220,206 and 29% compared to $469,813 and 37% for the three months ended September 30, 2006.  The decline in gross margin is attributable to underabsorption of warehouse and installation personnel costs owing to the decline of sales installations coupled with decreased margins on supplies (principally cables) used in installations, lower product margins on certain projectors, and inventory shrinkage at certain of the Company’s retail locations.

For the three months ended September 30, 2007, the Company recognized wholesale sales, principally sales to franchisees, of $311,625 compared to $162,020 for the three months ended September 30, 2006.  This increase results from the increasing number of franchisees open and under construction. Wholesale gross profit amounts and percentages were $38,394 and 12% compared to $22,177 and 14% for the three months ended September 30, 2006.

For the three months ended September 30, 2007, the Company recognized $62,500 as earned revenue relating to the opening of its franchises compared to $25,000 recognized in the three months ended September 30, 2006. The Company’s franchise contract provides royalty payments of approximately 4% of franchisee gross revenues.  For the three months ended September 30, 2007, the Company recognized franchise royalties of $61,628 compared to $12,944 in royalties recognized for the three months ended September 30, 2006.

Occupancy expenses include leasing expenses for retail design centers and office and warehouse facilities, property taxes, utilities, maintenance and other related occupancy expenses.  For the three months ended September 30, 2007, occupancy expenses were $155,067 compared to $121,913 for the three months ended September 30, 2006.  The increase relates to the opening of the fifth company-owned design center in Lutherville, Maryland and the relocated Wilmington design center.

Selling, general and administrative expenses include the compensation of design center personnel, the franchise sales and support operations, advertising, marketing and other merchandising expenses, finance and information systems, human resources and training operations, related support functions, and executive officers compensation.  Selling, general and administrative expenses for the three months ended September 30, 2007 were $1,198,841 compared to $1,056,462 for the three months ended September 30, 2006. Expenses for the three months ended September 30, 2007 include Advertising and Promotional expenses of $147,834 compared to $173,782 spent during the three months ended September 30, 2006 reflecting reduced spending for media advertising. Professional fees, excluding investment advisor expense, amounted to $188,957 for the three months ended September 30, 2007 compared to $99,772 for the three months ended September 30, 2006 reflective of increased spending for management consulting services. Investment advisor expense amounted to $107,579 for the three months ended September 30, 2007 compared to $87,949 for the three months ended September 30, 2006. The majority of the remaining increase in selling, general and administrative expenses is spread evenly throughout all remaining expense categories.

The Company had net losses of $(1,093,154) and $(3,446,254) for the three months ended September 30, 2007 and June 30, 2007, respectively. The Company had a working capital deficit at September 30, 2007 that resulted in a current ratio of 0.70 at such date. The Company was able to maintain operations in the three months ended September 30, 2007 only by borrowing $225,000 on a short-term basis at a very high interest rate and allowing accounts payable and accrued expenses to increase to $993,378 at September 30, 2007 from $801,978 at June 30, 2007.

As noted in the Company’s auditor’s report for the twelve months ended June 30, 2007, there is substantial doubt about the Company’s ability to continue as a going concern. Nonetheless, the Company is seeking to remedy this extremely difficult financial situation with cost-cutting measures and attempts to raise capital. There is no assurance that cost-cutting measures will succeed nor is there any assurance that additional capital will be available to the Company  on any terms, let alone terms acceptable to the Company.

Liquidity

The Company’s cash needs are primarily for working capital to support inventory and fund anticipated future net losses, and for the capital costs of expanding the number of Company-owned design centers.  Additional working capital will be used to further develop the Company’s ability to significantly expand and support franchise operations.

The Company’s cash position increased slightly to $235,300 at September 30, 2007 from $232,583 at June 30, 2007. The loss for the three months ended September 30, 2007 of $(1,093,154) included non-cash depreciation and amortization charges amounting to $205,073 and was further offset by a decreases in accounts receivable and inventory of $60,741 and 59,700, respectively, an increase in accounts payable of $191,400, an increase in deferred sales of $187,269, the issuance of common share and warrants amounting to $41,987 for services rendered, and a net reduction in prepaid expenses of $41,155, resulting in a net cash used in operating activities of $(210,823).

During the three months ended September 30, 2007, the Company spent $2,567 for the acquisition of equipment.

During the three months ended September 30, 2007, to finance its loss, capital expenditures, and changes in other working capital items, the Company increased its notes payable by $225,000.

Between July 20 and August 15, 2007, the Company executed and delivered promissory notes to three accredited investors ( the “Promissory Note Investors”) in the aggregate face amount of $225,000 (the “Promissory Notes”), and warrants (the “Promissory Warrants”) to purchase up to 112,500 shares, in the aggregate, of the Company’s common stock (the “Promissory Note Financing”). The proceeds of the Promissory Note Financing were used for general corporate purposes. The Promissory Notes bear interest at 14% per annum, mature one year from the date of issue and may be prepaid at any time without penalty. See Item 1, Note 3, Notes Payable.

At September 30, 2007, the Company did not have a credit facility or line-of-credit arrangement.  The Company has no compensating balance requirements.  The Company has a borrowing covenant in connection with the long term debenture (the “March Debenture”), as amended, whereby the Company’s borrowing ability is proscribed to an aggregate of $2,000,000 in additional unsecured indebtedness that may be incurred subsequent to March 6, 2007.  Should the Company exceed this limitation, the March Debenture would become due and payable in its entirety.  Pursuant to this covenant, the Company has $1,746,076 of remaining borrowing capacity as of September 30, 2007.  Additionally and also pursuant to the March Debenture, should the Company raise in excess of $6,000,000 in equity financing, the March Debenture would become due and payable in its entirety.

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

Although management expects increased operating costs in future periods due to a commitment to develop retail, franchising, and distribution operations on a regional and national scale, it also recognizes the need to monitor its costs and assess the progress of each of its Company-owned design stores. Accordingly, it has begun and will continue a program of selective cost reduction and profit improvement initiatives to keep costs within prescribed parameters. This program had led to the closing of two of its five Company-owned design stores that were underperforming at the store profit contribution level. Despite these closures, management expects an increase in gross profits from sales resulting from the opening of additional design stores whose locations will be in major metropolitan retail centers. Additionally, management anticipates an increase in contributions from its franchise operations, proceeds from additional capital contributions from shareholders, and, to the extent necessary, improvements through further modifications to its business plan.

The Company either needs to reduce overhead expenses or increase the number of profitable operating stores to the point where the aggregate contribution from such stores offsets its future capital requirements. The adequacy of available funds will depend on numerous factors and risks, including the number of and planned implementation of the establishment of new Company-owned retail design centers, the sale of Company franchises on a national level, the successful development of internally branded products for distribution to franchisees, and the results of risks associated with the ability to establish meaningful consumer market identification, branding and penetration, the ability to adapt to rapid technological changes, and the ability to successfully compete against intense competitive pressures from potentially larger, better capitalized future competitors when such enter the Company’s market segment.  Further, the Company’s results of operations and resulting capital requirements will be affected by a wide variety of additional factors and risks including, but perhaps not limited to, general economic conditions, decreases in average selling prices over the life of any particular product, new product and technology introductions, the ability to acquire sufficient quantities of a given product in a timely manner, the ability to develop and maintain critical strategic supply and co-marketing relationships and the ability to safeguard intellectual property.

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

Item 3. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007. The evaluation revealed to the Company’s principal executive officer and principal financial officer that the design and operation of the Company’s disclosure controls and procedures were effective as of September 30, 2007.

There have been no significant changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control for the period covered by this Quarterly Report on Form 10-QSB.

PART II
OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2007, the Company issued 650,000 of its common shares at $0.61 per share with net proceeds of $395,650, and granted warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $1.00 per share, to a consultant for services rendered.

During the three months ended September 30, 2007, the Company issued 75,000 of its common shares at $0.55 per share with net proceeds of $41,187, net of legal expenses, to another unrelated consultant for services rendered.

During the three months September 30, 2007, the Company granted warrants to purchase 8,750 shares of the Company’s common stock at an exercise price of $1.00 per share to third unrelated consultant in consideration for services rendered.

During the three months September 30, 2007, the Company granted warrants to purchase 112,500 shares of the Company’s common stock, in the aggregate, at exercise prices of $1.00 per share separately to three accredited investors in connection with the issuance of Promissory Notes whose proceeds were used for general corporate purposes.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the three months ended September 30, 2007.

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

THEATER XTREME ENTERTAINMENT GROUP, INC.

November 19, 2007	By:	/s/ Scott R. Oglum
Scott R. Oglum
Chairman of the Board and Chief Executive Officer

	By:	/s/ James J. Vincenzo
James J. Vincenzo
Chief Financial Officer