Form 10QSB
period 2007-12-31
THEATER XTREME ENTERTAINMENT GROUP, INC
filed 2008-02-19
CIK 1089775

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
 [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007.
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
__ Yes   X   No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 18, 2008, there were 20,812,425 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ___    No  X

THEATER XTREME ENTERTAINMENT GROUP, INC.

 Form 10-QSB Index
December 31, 2007

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

THEATER XTREME ENERTAINMENT GROUP, INC.
BALANCE SHEETS
DECEMBER 31, 2007 AND JUNE 30, 2007

	DECEMBER 31	JUNE 30
	2007	2007
Assets	(Unaudited)	(Audited)

Current Assets:
Cash and equivalents	$90,353	$232,583
Accounts receivable, net of allowance of $ 56,568, and $ 65,782	202,853	292,060
Inventory	560,605	810,504
Prepaid expenses	351,498	164,390
Other current Assets	173,073	219,045
Total current assets	1,378,382	1,718,582

Property and Equipment, net	698,952	933,394

Other Assets:
Deferred financing fees	285,911	342,990
Deposits	48,954	48,954

Total Assets	$2,412,199	$3,043,920

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued expenses	$1,280,782	$801,978
Payroll liabilities	128,454	149,221
Current portion of notes payable	38,052	37,047
Non-convertible debentures	300,000	300,000
Promissory Notes	225,000	-
Deferred franchise fees	316,500	299,000
Deferred sales	625,286	495,751
Total current liabilities	2,914,074	2,082,997

Long-term Liabilities:
Non-convertible debentures	2,700,000	2,700,000
Notes payable, net of current portion	87,246	107,224
Total long-term liabilities	2,787,246	2,807,224

Total liabilities	5,701,320	4,890,221

Stockholders' Equity (Deficit):
Preferred stock, no par value, 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par, 50 million shares authorized;
20,812,425 and 20,087,425 shares issued
and outstanding	20,812	20,087
Additional paid in capital	6,126,796	5,541,029
Accumulated deficit	(9,436,729)	(7,407,417)
Total stockholders' deficit	(3,289,121)	(1,846,301)

Total Liabilities and Stockholders' Deficit	$2,412,199	$3,043,920

The accompanying notes are an integral part of these financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.
STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006

	Three Months Ended		Six Months Ended
	December 31		December 31
	2007	2006	2007	2006

Revenues	$1,175,562	$1,702,189	$2,378,780	$3,164,717

Cost of revenues	723,760	1,014,866	1,544,045	1,947,460
Occupancy expenses	176,711	104,858	330,924	226,771
Selling, general and administrative expenses	1,086,430	1,206,042	2,286,331	2,262,504
	1,986,901	2,325,766	4,161,300	4,436,735

Loss from operations	(811,339)	(623,577)	(1,782,520)	(1,272,018)

Interest income	-	358	-	600
Interest expense	(124,818)	(81,654)	(246,792)	(85,218)

Net loss	$(936,157)	$(704,873)	$(2,029,312)	$(1,356,636)

Basic and diluted:
Loss per common share	$(0.04)	$(0.04)	$(0.10)	$(0.07)
Weighted average shares	20,812,425	19,810,900	20,737,425	19,615,997

The accompanying notes are an integral part of these financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED DECEMBER 31, 2007

	Number of
($ US except shares)	Shares -		Additional		Total
	Common	Common	Paid-in	Accumulated	Stockholders'
	Stock	Stock	Capital	Deficit	Equity

Balance at June 30, 2007 (Audited)	20,087,425	$20,087	$5,541,029	$(7,407,417)	$(1,846,301)

Issuance of common stock, services rendered,
net of transfer agent and legal fees	725,000	$725	$436,312	$-	437,037

Vested employee stock options	-	-	48,686	-	48,686

Vested non-employee stock options	-	-	(2,831)	-	(2,831)

Issuance of warrants, notes payable	-	-	12,200	-	12,200

Issuance of warrants, services rendered	-	-	91,400	-	91,400

Net loss for the six months ended
December 31, 2007	-	-	-	(2,029,312)	(2,029,312)

Balance at December 31, 2007 (Unaudited)	20,812,425	$20,812	$6,126,796	$(9,436,729)	$(3,289,121)

The accompanying notes are an integral part of these financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31
(UNAUDITED)

	2007	2006
Cash flows from operating activities:
Net Loss	$(2,029,312)	$(1,356,636)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	237,009	74,643
Amortization of prepaid consulting services	259,983	-
Issuance of common stock for services	41,250	40,000
Increase (decrease) in Allowance for Doubtful Accounts	(9,214)	25,000
Employee stock option vesting for compensation	48,686	64,805
Non-employee stock option vesting for services	(2,831)	4,780
Amortization of deferred charges	57,079	223,465
(Increase) decrease in assets
Accounts receivable	98,421	(189,382)
Inventory	249,899	(1,830)
Prepaid expenses	53,301	(52,377)
Other Assets	45,972	(96,037)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	478,804	(68,357)
Payroll liabilities	(20,767)	51,225
Deferred franchise fees	17,500	30,000
Deferred sales	129,535	236,599
Net cash provided by (or used in) operating activities	(344,685)	(1,014,102)

Cash flows from investing activities:
Deposits on stores and corporate facility	-	(28,234)
Purchase of property and equipment	(2,567)	(30,362)
Net cash used in investing activities	(2,567)	(58,596)

Cash flows from financing activities:
Repayment of notes payable	(19,978)	(150,775)
Proceeds from non-convertible debentures	-	1,500,000
Proceeds from short-term promissory notes	225,000	-
Proceeds from issuance of common stock	-	60,614
Net cash provided by financing activities	205,022	1,409,839

Net increase (decrease) in cash	(142,230)	337,141
Cash and equivalents, beginning of period	232,583	466,481

Cash and equivalents, end of period	$90,353	$803,622

Supplemental disclosure:

Cash paid during the period for interest	$41,402	$25,128

Supplemental disclosure of non-cash
investing and financing activites:

Liabilities assumed as part of acquisition of property	$-	$2,598

Acquisition of property and equipment
by issuance of notes payable	$-	$210,608

Prepaid consulting services
by issuance of common stock	$437,750	$425,000

Prepaid consulting services
by issuance of warrants	$90,800	$-

Deferred Financing charges
by issuance of warrants	$577,400	$577,400

The accompanying notes are an integral part of these financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1:  Nature of Operations and Significant Accounting Policies

Basis of Presentations.  The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B.  Additionally, these financial statements have not been reviewed by the Company’s principal accountants, Morison Cogen LLP, and, as such, they are subject to adjustment.  Subsequent to a completed review by Morison Cogen, LLP, the Company intends to file an amended 10-QSB.  Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ending December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007.

Nature of Operations.  Theater Xtreme Entertainment Group, Inc. (the “Company”), a Florida corporation, is a retail store and franchise marketing company engaged in retail sales and distribution through the operation of Company-owned home cinema design stores, the sale of franchise licenses and wholesale product distribution to franchisees. The Company opened its first Company retail store, or design store on September 1, 2003 in Newark, Delaware.   In August 2004 the Company opened a second Company owned design store in Wilmington, Delaware.  A third Company owned design store opened in Bel Air, Maryland in September 2005.  In July, 2006, the Company purchased the assets and assumed the leasehold of its franchisee located in Leesport, Pennsylvania. In March, 2007, the Company relocated its Wilmington, Delaware design store to an improved location in Wilmington, Delaware.  The Company sold twenty-two franchises through June 30, 2007 and an additional two through September 30, 2007 bringing the total number of franchises sold through December 31, 2007 to twenty-four. The first franchise design center opened in May, 2005 in East Longmeadow, Massachusetts.  Through June 30, 2007 the Company had nine franchise stores opened and operating. During the six months ended December 31, 2007, an additional two franchise stores opened bringing the total number of opened and operating franchise locations to eleven. Effective November 6, 2007, the Company closed two of its five Company-owned retail stores, one in Leesport, Pennsylvania (formerly a franchise store) and one in Newark, Delaware (its first location) and eliminated staff at these locations.  The Company has taken these actions as part of a recently implemented store performance evaluation and cost and expense reduction initiative developed earlier and designed to reduce costs and expenses.

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

Revenue Recognition.  Retail sales include all sales from Company-owned design centers.  The following is a summary of earned revenues for the three and six months ended December 31:

	Three Months Ended December 31		Six Months Ended December 31
	2007	2006	2007	2006

Retail sales	$940,601	$1,305,897	1,708,065	2,568,461
Wholesale sales	161,863	331,233	473,488	493,253
Franchise licenses and royalties	73,098	65,059	197,227	103,003

Total revenues	$1,175,562	$1,702,189	2,378,780	3,164,717

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

The following is a summary of amounts included in deferred sales as at December 31:

	2007	2006

Deferred retail sales	$610,032	$890,877
Unearned service contract revenue	15,254	25,428

Total deferred retail sales	$625,286	$916,305

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1:  Nature of Operations and Significant Accounting Policies (Continued)

Loss Per Share.  The Company follows SFAS No. 128, "Earnings Per Share," resulting in the presentation of basic and diluted earnings (loss) per share.  The basic loss per share calculations include the change in capital structure which resulted from the merger for all periods presented.  For the three and six months ended December 31, 2007 and 2006, the basic and diluted loss per share are the same, because the assumed conversion of the common stock equivalents would be anti-dilutive as the Company experienced net losses for these periods.

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

Shipping and Handling Fees and Costs.  The Company classifies shipping and handling fees when charged to the customer as revenue. The Company classifies shipping and handling costs as part of selling and administration expenses.  Shipping and handling costs were $7,171 and $16,996 for the three months ended December 31, 2007 and 2006, respectively, and $18,588 and $41,017 for the six months ended December 31, 2007 and 2006, respectively.  In view of the Company’s treatment of shipping and handling costs as a component of selling, general and administrative cost, its gross margin may not be comparable to those of other companies where shipping and handling costs are included in cost of revenue.

Advertising Costs.  Advertising and sales promotion costs are expensed as incurred. Advertising and promotion expense, excluding investor relations expenses, totaled $100,995 and $113,834 for the three months ended December 31, 2007 and 2006, respectively and $184,925 and $287,616 for the six months ended December 31, 2007 and 2006, respectively.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1:  Nature of Operations and Significant Accounting Policies (Continued)

Investor Relations Costs.  Investor relations services are expensed as incurred. Investor relations expenses, including investor relations promotional costs, totaled $30,204 and $152,076 for the three months ended December 30, 2007 and 2006, respectively, and $137,783 and $240,025 for the six months ended December 30, 2007 and 2006, respectively,.

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

As a result of the adoption of SFAS No. 123(R), a) during the three months ended December 31, 2007 and 2006, the Company’s net income was approximately $10,691 and $34,541 lower, respectively, as a result of stock-based compensation expense, including $(6,552) and $2,390, respectively, recognized on behalf of outside board members and b) during the six months ended December 31, 2007 and 2006, the Company’s net income was approximately $45,855 and $69,585 lower, respectively, as a result of stock-based compensation expense, including $(2,831) and $4,780 respectively, recognized on behalf of outside board members. The negative amounts recognized on behalf of outside board members reflect a reversal of stock option expense recognized in previous periods that were reversed in the three months ended December 31, 2007 as a result of forfeited stock options that were not exercised.

As of December 31, 2007, there was $254,001 of unrecognized compensation expenses and $45,400 of unrecognized expenses for services related to non-vested market-based option share awards that are expected to be recognized through the fiscal year ended June 30, 2011.

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

The Company has incurred significant losses from operations, has an accumulated deficit and a highly leveraged capital position that raises substantial doubts about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments related to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company expects to incur significant expenditures to further the development and commercialization of its products. To achieve this, the Company has requested and received deferral of interest payments due to its principal debtor through December 31, 2007 and the deferral of principal payments due to its non-convertible debenture holders through March 17, 2008. The Company is also currently negotiating with its both its principal lender and its short term debenture and promissory note creditors for modification of the terms of all of its debt instruments and is diligently pursuing the raising of additional funds. The Company has identified a number of potential sources of new funding and is currently working toward a conclusion that would provide interim funds as well as a longer term capital raise effort.  The Company has identified a number of potential sources of new funding and is currently working toward a conclusion that would provide interim funds as well as a longer term capital raise effort.  However, at the time of preparation of these statements no definitive arrangements have been made and there is no assurance that any would be forthcoming.

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

Note 3:  Notes Payable (continued)

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

In December 2007, the Company and the holders of three debentures, whose aggregate face value amounted to $300,000, agreed to amend the debentures.  The amendment extended the due date of the payment of amounts due and payable on the debentures to March 17, 2008.  In consideration for this amendment, the Company issued warrants to the debenture holders entitling them to purchase up to 150,000 shares of Registrant’s Common Stock, in the aggregate, at an exercise price of $1.00 per share.

Note 4:  Common Stock

During the six months ended December 31, 2007, the Company issued 650,000 of its common shares at $0.61 per share, representing the fair value of the price per share at the time of issuance, with an  aggregate value of $395,650, net of legal expenses, and granted warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $1.00 per share, to a consultant for services rendered. The Company valued the common stock purchase warrants at $90,800. The values of the common stock and purchase warrants shall both be amortized over a twelve month period.

During the six months ended December 31, 2007, the Company issued 75,000 of its common shares at $0.55 per share, representing the fair value of the price per share at the time of issuance, with an aggregate value of $41,387, net of legal expenses, to another unrelated consultant for services rendered.

During the six months December 31, 2007, the Company granted warrants to purchase 8,750 shares of the Company’s common stock at an exercise price of $1.00 per share to a consultant in consideration for services rendered. The Company valued these warrants at $600 and expensed this amount in the six months ended December 31, 2007 as a consulting expense.

During the six months December 31, 2007, the Company granted warrants to purchase 112,500 shares of the Company’s common stock, in the aggregate, at exercise prices of $1.00 per share separately to three accredited investors in connection with the Promissory Note Financing. The Company has valued these warrants at $12,000, in the aggregate and will expense this amount over the time of the respective underlying Promissory Notes. See Note 3, Notes Payable.

In December 2007, the Company and the holders of three debentures, whose aggregate face value amounts to $300,000, agreed to amend the debentures.  The amendment extended the due date of the payment of amounts due and payable on the debentures to March 17, 2008.  In consideration for this amendment, the Company issued warrants to the debenture holders entitling them to purchase up to 150,000 shares of Company’s Common Stock, in the aggregate, at an exercise price of $1.00 per share.  The Company has valued these warrants at $200, in the aggregate, and has expensed this amount in the three months ended December 31, 2007.  See Note 3, Notes Payable.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 4:  Common Stock (continued)

Additionally, in December, 2007, in separate transactions, the Company and all holders of common stock purchase warrants issued by the Company which had heretofore included full ratchet protection (the “R Warrants”) entered into agreements to amend the terms of the R Warrants to remove from the R Warrants those provisions calling for full ratchet protection.  The eliminated provisions would have given the holders the right to acquire shares at a lower exercise price at any time that the Company issued equity securities at an effective price lower than the then current exercise price of the outstanding warrants.

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility of between 45% and 60%, risk-free interest rate of between 3.0% to 5.25% and expected option life of five years.

The following summarizes warrants to purchase the Company’s Common Stock outstanding through December 31, 2007:
	Number of	Exercise
	Warrants	Price

Warrants outstanding at June 30, 2007	1,625,160	$ 1.00

Warrants issued during the six months
ended December 31, 2007	771,250	$ 1.00

Warrants outstanding at June 30, 2007	2,396,410	$ 1.00

See also, Note 7, Subsequent Events.

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

As of June 30, 2005, the Company had 890,000 option shares remaining to be exercised. Pursuant to the terms of the Plan as amended, employees and outside Directors were granted options to purchase shares of the Company’s common stock as follows: 170,900 option shares for the year ended June 30, 2007 and 850,000 option shares for the year ended June 30, 2006. For the year ended June 30, 2007 and 2006 forfeited option shares totaled 150,000 and 75,100 option shares, respectively, During the year ended June 30, 2007, 200,083 options were exercised leaving a remaining exercisable balance of 1,515,717 option shares as of June 30, 2007.  No option shares were exercised during the year ended June 30, 2006. The exercise prices per share of these options range from $0.35 to $1.12 and vesting is either 25% or 33% each year on the anniversary of grant date contingent upon continuing employment or services as a member of the Board of Directors.

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

At June 30, 2007, there were 1,515,717 stock options outstanding under the 2005 Stock Option Plan.  At December 31, 2007, there were 1,292,092 stock options outstanding under the 2005 Stock Option Plan. In the six months ended December 31, 2007, the Company granted no options to employees, made no grants of non-qualified options, In the six months ended December 31, 2007 there were no exercises of options and an aggregate of 223,625 stock options were forfeited.

A summary of stock option transactions for the six months ended December 31, 2007 is as follows:

	Incentive Stock Options		Nonqualified Stock Options
		Weighted		Weighted
	Stock	Average	Stock	Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price

Balance, June 30, 2007	1,335,717	$0.54	180,000	$0.48

Granted during the period	-	xx	-	xx

Exercised during the period	-	xx	-	xx

Cancelled / forfeited during the period	(163,625)	$0.44	(60,000)	$0.48

Balance, September 30, 2007	1,172,092	$0.55	120,000	$0.48

The following table summarizes information about stock options outstanding at December 31, 2007:

	Summary of ISO Options			Summary of Nonqualified Options
	Outstanding		Exercisable	Outstanding		Exercisable
	Number	Weighted	Number	Number	Weighted	Number
	Outstanding	Average	Outstanding	Outstanding	Average	Outstanding
	at	Remaining	at	at	Remaining	at
Exercise	December 31	Contractual	December 31	December 31	Contractual	December 31
Price	2007	Life	2007	2007	Life	2007

$0.35	751,667	7.6 Years	470,000	100,000	7.3 Years	50,000
$0.61	50,000	9.4 Years	-	-	xx	-
$0.80	50,000	9.3 Years	-	-	xx	-
$0.89	50,000	9.3 Years	-	-	xx	-
$1.00	265,000	8.5 Years	66,250	-	xx	-
$1.04	5,425	8.9 Years	1,356	-	xx	-
$1.12	-	xx	-	20,000	9.0 Years	5,000

	1,172,092		537,606	120,000		55,000

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 6:  Income Taxes

Deferred income taxes reflect the net effect of an operating loss carryforward. There are no significant temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts used for income tax purposes.  The components of the deferred assets are as follows at December 31, 2007 and June 30, 2007:

	December 31, 2007	June 30 2007
Net operating loss tax benefit	$3,727,000	$2,884,000
Non-deductible options	100,000	85,000
Allowance for bad debt	26,000	26,000
Less valuation allowance	(3,863,000)	(2,995,000)

	$0	$0

A valuation allowance was required because the ultimate realization of deferred tax assets is dependent upon future taxable income and management believes that it is more likely than not that the deferred tax asset will not be realized through future taxable income.  There is no income tax benefit for the losses for the six months ended December 31, 2007, because management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

At June 30, 2007, the Company had a net operating loss carryforward for Federal and State income tax purposes of approximately $7,150,000 which, if not used, will expire in various years through June 30, 2028.

Note 7:  Subsequent Events

On January 4, 2008, the Company elected Harold R. Bennett to its Board of Directors and granted Mr. Bennett stock options to purchase 50,000 shares of the Company’s Common Stock at an exercise price of $0.10 per share , representing the fair value of the Company’s Common Stock at the time of grant.  The Company has valued these options at $1,800 and will expense this amount over the four-year vesting period of the grant of options.

On January 15, 2008, the Company executed and delivered, to two accredited investors (the “Investors”), (i) convertible promissory notes in the aggregate face amount of $263,116.44 (the “Convertible Promissory Notes”), and (ii) warrants (the “Warrants”) to purchase up to an aggregate of 263,116 shares of the Registrant’s common stock (the “Promissory Financing”).  The Convertible Promissory Notes mature 120 days from date of issue and may be prepaid at any time in whole or in part without penalty. The Convertible Promissory Notes bear interest at 21% per annum, due and payable at maturity. The Investors may convert the principal balance of the Convertible Promissory Notes plus accrued interest (if any), in whole or in part, into Common Shares, at their election at any time prior to payment at a conversion price equal to Ten Cents ($0.10) per share.  The Warrants have an exercise price of $0.50per share for the five-year life of the Warrants. The Company has valued these warrants at $1,600 and will expense this amount in the three months ended March 31, 2008.

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility of between 45% and 60%, risk-free interest rate of between 3.0% to 5.25% and expected option life of ten years.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Information

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s financial statements and notes for the three and six month periods ended December 31, 2007 included herein and its audited financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007 as filed with the Securities and Exchange Commission. This discussion and other sections of this Quarterly Report contain, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the Company’s actual results, performance or achievements expressed or implied by these forward-looking statements to differ materially from such forward-looking statements. The forward-looking statements included in this report may prove to be inaccurate.

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

The following table sets forth the number of design centers:

Theater Xtreme Entertainment Group, Inc.

Number of design stores at June 30, 2005	2	1	3	3	6

Net additions (deletions) in the fiscal year ended June 30, 2006	1	5	6	9	15

Number of design stores at June 30, 2006	3	6	9	12	21

Net additions (deletions) in the fiscal year ended June 30, 2007	2	3	5	0	5

Number of design stores at June 30, 2007	5	9	14	12	26

Net additions (deletions) in the three months ended September 30, 2007	0	2	2	0	2

Number of design stores at September 30, 2007	5	11	16	12	28

Net additions (deletions) in the three months ended December 31, 2007	(2)	0	(2)	0	(2)

Number of design stores at December 31, 2007	3	11	14	12	26

In November, 2007, the Company closed two of its underperforming Company-owned retail outlets. In the three months ended December 31, 2007, no new franchise stores opened.

The Company has a limited operating history for evaluating trends and seasonality.

Results of Operations for the three months ended December 31, 2007 compared to the three months ended December 31, 2006

Recognized sales revenue for the three months ended December 31, 2007 was $1,175,562 compared to $1,702,189 for the three months ended December 31, 2006, reflecting a decrease of (31)%. This decrease is primarily the result of decreased retail sales in underperforming and closed retail outlets.  Aggregate gross profit amounts and percentages were $451,802 and 38% for the three months ended December 31, 2007 as compared to $687,323 and 40% for the three months ended December 31, 2006.

The following is illustrative for the three months ended December 31:

	Three months ended December 31
	2007			2006
		Gross			Gross
	Sales	Profit	%	Sales	Profit	%

Retail	$940,601	$377,562	40%	$1,305,897	$584,425	45%
Wholesale	$161,863	$1,142	1%	$331,233	$37,839	11%
Franchise	$73,098	$73,098	100%	$65,059	$65,059	100%

Total	$1,175,562	$451,802	38%	$1,702,189	$687,323	40%

For the three months ended December 31, 2007, retail sales decreased by $(365,296), or (28)%, when compared to the three months ended December 31, 2006. Same-store sales, reflecting sales for the Company’s Delaware locations, were $743,134 and $753,153 for the three months ended December 31, 2007 and 2006, respectively and decreased by $(10,019), or (1)%. This decrease is attributable mainly to reduced consumer spending in the consumer electronics category generally experienced by most consumer electronics retailers. New stores sales were $197,467 for the three months ended December, 2007 compared to $552,744 for the three months ended December 31, 2006 and accounted for the majority of the overall retail sales decrease and amounted to a $(355,277) or a (64)% decline. This decrease is attributable mainly to reduced consumer spending in the consumer electronics category generally experienced by most consumer electronics retailers coupled with their less than favorable site locations. New stores reflect the inclusion of the Company’s Leesport, Pennsylvania and Bel Air and Lutherville design stores, of which Leesport, Pennsylvania is now closed.

Gross profit amounts and percentages on retail sales for the three months ended December 31, 2007 amounted to $377,562 and 40% compared to $584,425 and 45% for the three months ended December 31, 2006.  The decline in gross margin is attributable to the sale of retail displays and other obsolete component models at less than standard retail pricing. Additionally, the Company wrote down more defective cables used in installations.

For the three months ended December 31, 2007, the Company recognized wholesale sales, principally sales to franchisees, of $161,863 compared to $331,233 for the three months ended December 31, 2006, reflecting a (51)% decrease.  This decrease results from almost all of the Company’s franchisees purchasing audio and video product components directly from manufacturers as opposed to purchasing these components through the Company.  Wholesale gross profit amounts and percentages were $1,142 and 1% for the three months ended December 31, 2007 compared to $37,839 and 11% for the three months ended December 31, 2006.  This decline is attributable to the change in the franchise purchasing channel.

For the three months ended December 31, 2007, the Company recognized no earned revenue relating to the opening of its franchises compared to $25,000 recognized in the three months ended December 31, 2006. No new franchises were opened during the period.  The Company’s franchise contract provides royalty payments of approximately 4% of franchisee gross revenues.  For the three months ended December 31, 2007, the Company recognized franchise royalties of $73,098 compared to $40,059 in royalties recognized for the three months ended December 31, 2006.

Occupancy expenses include leasing expenses for retail design centers and office and warehouse facilities, property taxes, utilities, maintenance and other related occupancy expenses.  For the three months ended December 31, 2007, occupancy expenses were $176,711 compared to $104,858 for the three months ended December 31, 2006.  The increase is attributable to the operating costs of a population of five Company-owned stores at December 31, 2007 versus four Company-owned stores open at December 31, 2006. During the three months ended December 31, 2007, the Company closed two of its stores.  Despite these closures, occupancy costs will continue until such time as the Company can reach an understanding as to sub-leasing these closed properties.

Selling, general and administrative expenses include the compensation of design center personnel, the franchise sales and support operations, advertising, marketing and other merchandising expenses, finance and information systems, human resources and training operations, related support functions, and executive officers compensation.  Selling, general and administrative expenses for the three months ended December 31, 2007 were $1,086,430 compared to $1,208,042 for the three months ended December 31, 2006. Expenses for the three months ended December 31, 2007 include Advertising and Promotional expenses of $100,995 compared to $113,834 spent during the three months ended December 31, 2006 reflecting reduced spending for media advertising. Professional fees, excluding investment advisor expense, amounted to $197,853 for the three months ended December 31, 2007 compared to $239,994 for the three months ended December 31, 2006 reflective of increased spending for management consulting services offset by decreased legal fees. Investment advisor expense amounted to $30,204 for the three months ended December 31, 2007 compared to $152,076 for the three months ended December 31, 2006. Depreciation expense for the three months ended December 31, 2007 was $170,419 compared to $39,673 for the three months ended December 31, 2006, the increase primarily due to the write-down of leasehold assets of the two closed Company stores. The majority of the remaining change in selling, general and administrative expenses is spread evenly throughout all remaining expense categories.

Results of Operations for the six months ended December 31, 2007 compared to the six months ended December 31, 2006

Recognized sales revenue for the six months ended December 31, 2007 was $2,378,780 compared to $3,164,717 for the six months ended December 31, 2006, reflecting a decrease of (33)%.  This decrease is primarily the result of decreased retail sales in underperforming and closed retail outlets. Aggregate gross profit amounts and percentages were $834,735 and 35% for the six months ended December 31, 2007 as compared to $1,217,257 and 39% for the six months ended December 31, 2006. The following is illustrative for the six months ended December 31:

	Six months ended December 31
	2007			2006
		Gross			Gross
	Sales	Profit	%	Sales	Profit	%

Retail	$1,708,065	$597,972	35%	$2,568,461	$1,054,238	41%
Wholesale	$473,488	$39,536	8%	$493,253	$60,016	12%
Franchise	$197,227	$197,227	100%	$103,003	$103,003	100%

Total	$2,378,780	$834,735	35%	$3,164,717	$1,217,257	39%

For the six months ended December 31, 2007, retail sales decreased by $(860,396), or (34)%, when compared to the six months ended December 31, 2006. Same-store sales, reflecting sales for the Company’s Delaware locations, were $1,352,329 and $1,705,440 for the six months ended December 31, 2007 and 2006, respectively and decreased significantly by $(353,111), or (21)%. This decrease is attributable mainly to reduced consumer spending in the consumer electronics category generally experienced by most consumer electronics retailers experienced in the three months ended September 30, 2007. For the same continuing reasons, new store sales were $355,736 and $863,021 for the six months ended December 31, 2007 and 2006, respectively and accounted for a sales decrease of $(507,285) or (59)%. New stores reflect the inclusion of the Company’s Leesport, Pennsylvania and Bel Air and Lutherville design stores, of which Leesport, Pennsylvania is now closed.

Gross profit amounts and percentages on retail sales for the six months ended December 31, 2007 amounted to $597,972 and 35% compared to $1,054,238 and 41% for the six months ended December 31, 2006.  The decline in gross margin is attributable to the underabsorption of warehouse and installation personnel costs owing to the decline of sales installations experienced in the first fiscal quarter coupled with coupled with decreased margins on supplies, the write down of defective cable inventory and the sale of retail displays and other obsolete component models at less than standard retail pricing.

For the six months ended December 31, 2007, the Company recognized wholesale sales, principally sales to franchisees, of $473,488 compared to $493,253 for the six months ended December 31, 2006, reflecting a (4)% decrease.  This decrease results from almost all of the Company’s franchisees purchasing audio and video product components directly from manufacturers as opposed to purchasing these components through the Company.  Wholesale gross profit amounts and percentages were $39,536 and 8% compared to $60,016 and 12% for the six months ended December 31, 2006.  This decline is attributable to the change in the franchise purchasing channel.

For the six months ended December 31, 2007, the Company recognized $62,500 in earned revenue relating to the opening of its franchises compared to $50,000 recognized in the six months ended December 31, 2006. Two new franchises were opened during the period ended December 31, 2007.  The Company’s franchise contract provides royalty payments of approximately 4% of franchisee gross revenues.  For the six months ended December 31, 2007, the Company recognized franchise royalties of $134,727 compared to $53,003 in royalties recognized for the six months ended December 31, 2006.

Occupancy expenses include leasing expenses for retail design centers and office and warehouse facilities, property taxes, utilities, maintenance and other related occupancy expenses.  For the six months ended December 31, 2007, occupancy expenses were $330,924 compared to $226,771 for the six months ended December 31, 2006.  The increase is attributable to the operating costs of a population of five Company-owned stores at December 31, 2007 versus four Company-owned stores open at December 31, 2006. During the six months ended December 31, 2007, the Company closed two of its stores.  Despite these closures, occupancy costs will continue until such time as the Company can reach an understanding as to sub-leasing these closed properties.

Selling, general and administrative expenses include the compensation of design center personnel, the franchise sales and support operations, advertising, marketing and other merchandising expenses, finance and information systems, human resources and training operations, related support functions, and executive officers compensation.  Selling, general and administrative expenses for the six months ended December 31, 2007 were $2,286,331 compared to $2,262,504 for the six months ended December 31, 2006. Expenses for the six months ended December 31, 2007 include Advertising and Promotional expenses of $184,925 compared to $287,616 spent during the six months ended December 31, 2006 reflecting reduced spending for media advertising. Professional fees, excluding investment advisor expense, amounted to $386,807 for the six months ended December 31, 2007 compared to $339,716 for the six months ended December 31, 2006 reflective of increased spending for management consulting services partially offset by reduced legal fees. Investment advisor expense amounted to $137,783 for the six months ended December 31, 2007 compared to $240,025 for the six months ended December 31, 2006.  Depreciation expense for the six months ended December 31, 2007 was $237,009 compared to $74,643 for the six months ended December 31, 2006, the increase primarily due to the write-down of leasehold assets of the two closed Company stores. The majority of the remaining increase in selling, general and administrative expenses is spread evenly throughout all remaining expense categories.

The Company had net losses of $(2,029,312) and $(3,446,254) for the six months ended December 31, 2007 and year ended June 30, 2007.  The Company had a working capital deficit at December 31, 2007 that resulted in a current ratio of 0.47 at such date. The Company was able to maintain operations in the six months ended December 31, 2007 only by borrowing $225,000 on a short-term basis at a very high interest rate and allowing accounts payable and accrued expenses to increase to $1,280,782 at December 31, 2007 from $801,978 at June 30, 2007.

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

The Company’s cash position decreased to $90,353 at December 31, 2007 from $232,583 at June 30, 2007.  The loss for the six months ended December 31, 2007 of $(2,029,312) included non-cash depreciation and amortization charges amounting to $496,992 and was further offset by a decreases in accounts receivable and inventory of $98,421 and 249,899, respectively, an increase in accounts payable of $478,804, an increase in deferred sales of $147,035, the issuance of common share and warrants amounting to $41,250 for services rendered, employee stock option vesting of 48,686 and a net increase in prepaid expenses and other assets of $123,540, resulting in a net cash used in operating activities of $(344,685).During the six months ended December 31, 2007, the Company spent $2,567 for the acquisition of equipment.

During the six months ended December 31, 2007, to finance its loss, capital expenditures, and changes in other working capital items, the Company increased its notes payable by $225,000.

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

At December 31, 2007, the Company did not have a credit facility or line-of-credit arrangement.  The Company has no compensating balance requirements.  The Company has a borrowing covenant in connection with the long term debenture (the “March Debenture”), as amended, whereby the Company’s borrowing ability is proscribed to an aggregate of $2,000,000 in additional unsecured indebtedness that may be incurred subsequent to March 6, 2007.  Should the Company exceed this limitation, the March Debenture would become due and payable in its entirety.  Pursuant to this covenant, the Company has $1,746,822 of remaining borrowing capacity as of December 31, 2007.  Additionally and also pursuant to the March Debenture, should the Company raise in excess of $6,000,000 in equity financing, the March Debenture would become due and payable in its entirety.

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

In December 2007, the Company and the holders of three debentures in the aggregate face amount of $300,000 agreed to amend the terms of the debentures.  The amendment extended the due date of the payment of amounts due and payable on the debentures to March 17, 2008.

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

Item 3. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007. The evaluation revealed to the Company’s principal executive officer and principal financial officer that the design and operation of the Company’s disclosure controls and procedures were effective as of December 31, 2007.

There have been no significant changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control for the period covered by this Quarterly Report on Form 10-QSB.

PART II
OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2007 the Company issued warrants to purchase 150,000 shares of its Common Stock, at an exercise price of $1.00 per share, in connection with the extension of the due date for payment of principal and interest of certain of its short-term debentures.

During the three months ended December 31, 2007, the Company amended the terms of all warrants that contained full-ratchet protection eliminating such full-ratchet protection from the terms of the warrants. Subsequent to the amendments, the Company had no warrants issued and outstanding that contained full ratchet protection as at December 31, 2007.

Item 4. Submission of Matters to a Vote of Security Holders

On November 20, 2007, the Company held its annual meeting during which the shareholders elected the following individuals as Directors of the Company for a one-year term, all of whom were incumbent Directors:

Name	Votes For	Votes Against	Abstained
Scott R. Oglum	12,263,804	0	340,776
Justin L. Schakelman	12,264,493	0	340,087
David R. Hludzinski	12,263,805	0	340,775
H. Gregory Silber	12,264,493	0	340,087

Additionally, at its November 20, 2007 annual meeting, shareholders voted on the following proposal:

Proposal	Votes For	Votes Against	Abstained
To appoint Morison Cogen LLP as the Company’s independent auditors	12,324,854	249,252	30,474

Item 6.  Exhibits

Exhibit	Description of Exhibit

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended executed by the Chief Executive Officer of the Company.

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended executed by the Chief Financial Officer of the Company.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by the Chief Executive Officer of the Company.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by the Chief Financial Officer of the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THEATER XTREME ENTERTAINMENT GROUP, INC.

February 19, 2008	By: /s/ Scott R. Oglum
Scott R. Oglum
Chairman of the Board and Chief Executive Officer

By: /s/ James J. Vincenzo
James J. Vincenzo
Chief Financial Officer