Form 10QSB/A
period 2007-12-31
THEATER XTREME ENTERTAINMENT GROUP, INC
filed 2008-05-16
CIK 1089775

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
(Amendment No.1)
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

Form 10-QSB/A Index
December 31, 2007

Page

Explanatory Note	3

Part I: Financial Information

EXPLANATORY NOTE

Theater Xtreme Entertainment Group, Inc. (the “Company”) filed a Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2007 (the “Quarterly Report”) with the Securities and Exchange Commission (“SEC”) on February 19, 2008. The financial statements as presented in the Quarterly Report were not reviewed by the Company’s principal auditors, Morison Cogen, LLP and, as such, were subject to adjustment.  Subsequently, Morrison Cogen, LLP has reviewed the financial statements, which are included in this Amendment No. 1. to the Quarterly Report.

The adjusted financial statements reflect, among other things, a minor change to the revenue for the three months ended December 31, 2007 amounting to $205, a change in occupancy expense amounting to $150 and a change to Selling, General and Administrative expenses amounting to a reduction in expense of $105,375, which amount represented, and has been reflected as, a loss on the abandonment of the leasehold assets of two stores the Company closed in November, 2007. The change in revenue also changed the gross margin.

In addition to adjusting the financial statements in this Amendment No. 1, we have revised Part I, Item 2 “Management Discussion and Analysis of Financial Condition and Results of Operations” to reflect the changes made. Additionally, Part II, Item 6 “Exhibits” reflects the filing of currently dated certifications of our principal executive officer and our principal financial and accounting officer.

This Amendment No. 1 continues to speak as of the date of the Quarterly Report, and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the Quarterly Report, or modified or updated those disclosures in any way, other than as described in the preceding paragraphs. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Quarterly Report on February 19, 2008, as information in such filings may update or supersede certain information contained in this Amendment No. 1.

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

THEATER XTREME ENERTAINMENT GROUP, INC.
BALANCE SHEETS
DECEMBER 31, 2007 AND JUNE 30, 2007

	DECEMBER 31	JUNE 30
	2007	2007
Assets	(Unaudited)	(Audited)

Current Assets:
Cash and equivalents	$ 90,353	$ 232,583
Accounts receivable, net of allowance of $ 56,568, and $ 65,782	202,853	292,060
Inventory	560,605	810,504
Prepaid expenses	351,498	164,390
Other current Assets	173,073	219,045
Total current assets	1,378,382	1,718,582

Property and Equipment, net	698,952	933,394

Other Assets:
Deferred financing fees	285,911	342,990
Deposits	48,954	48,954

Total Assets	$2,412,199	$3,043,920

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued expenses	$1,280,782	$ 801,978
Payroll liabilities	128,454	149,221
Current portion of notes payable	38,052	37,047
Non-convertible debentures	300,000	300,000
Promissory Notes	225,000	-
Deferred franchise fees	316,500	299,000
Deferred sales	625,286	495,751
Total current liabilities	2,914,074	2,082,997

Long-term Liabilities:
Non-convertible debentures	2,700,000	2,700,000
Notes payable, net of current portion	87,246	107,224
Total long-term liabilities	2,787,246	2,807,224

Total liabilities	5,701,320	4,890,221

Stockholders' Equity (Deficit):
Preferred stock, no par value, 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par, 50 million shares authorized;
20,812,425 and 20,087,425 shares issued
and outstanding	20,812	20,087
Additional paid in capital	6,126,796	5,541,029
Accumulated deficit	(9,436,729)	(7,407,417)
Total stockholders' deficit	(3,289,121)	(1,846,301)

Total Liabilities and Stockholders' Deficit	$2,412,199	$3,043,920

The accompanying notes are an integral part of these financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.
STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006

	Three Months Ended		Six Months Ended
	December 31		December 31
	2007	2006	2007		2006

Revenues	$1,175,767	$1,702,189	$2,378,780		$3,164,717

Cost of revenues	723,760	1,014,866	1,544,045		1,947,460
Occupancy expenses	175,867	104,858	330,924		226,771
Selling, general and administrative expenses	982,115	1,206,042	2,180,956		2,262,504
	1,881,742	2,325,766	4,055,925		4,436,735

Loss from operations	(705,975)	(623,577)	(1,677,145)		(1,272,018)

Loss on abandoned leasehold
improvements	(105,375)	-	(105,375)		-

Interest income	-	358	-		600
Interest expense	(124,818)	(81,654)	(246,792)		(85,218)

Net loss	$ (936,168)	$ (704,873)	$ (2,029,312)	*	$ (1,356,636)

Basic and diluted:
Loss per common share	$ (0.04)	$ (0.04)	$ (0.10)		$ (0.07)

*  The aggregate of the net loss for the three months ended December 31, 2007 and the three months ended September 30, 2007 may differ slightly the when compared to the above results for the six months ended December 31, 2007 due to rounding errors amounting to approximately $10..

The accompanying notes are an integral part of these financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED DECEMBER 31, 2007

	Number of
($ US except shares)	Shares -		Additional		Total
	Common	Common	Paid-in	Accumulated	Stockholders'
	Stock	Stock	Capital	Deficit	Equity

Balance at June 30, 2007 (Audited)	20,087,425	$ 20,087	$ 5,541,029	$ (7,407,417)	$ (1,846,301)

Issuance of common stock, services rendered,
net of transfer agent and legal fees	725,000	$ 725	$ 436,312	$ -	437,037

Vested employee stock options	-	-	48,686	-	48,686

Vested non-employee stock options	-	-	(2,831)	-	(2,831)

Issuance of warrants, notes payable	-	-	12,200	-	12,200

Issuance of warrants, services rendered	-	-	91,400	-	91,400

Net loss for the six months ended
December 31, 2007	-	-	-	(2,029,312)	(2,029,312)

Balance at December 31, 2007 (Unaudited)	20,812,425	$ 20,812	$ 6,126,796	$ (9,436,729)	$ (3,289,121)

The accompanying notes are an integral part of these financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31
(UNAUDITED)

	2007	2006
Cash flows from operating activities:
Net Loss	$(2,029,312)	$(1,356,636)
Adjustments to reconcile net loss to
net cash used in operating activities:
Loss on disposal of assets	105,375	-
Depreciation	131,634	74,643
Amortization of prepaid consulting services	117,429	-
Issuance of common stock for services	41,337	40,000
Increase (decrease) in Allowance for Doubtful Accounts	(9,214)	25,000
Employee stock option vesting for compensation	48,686	64,805
Non-employee stock option vesting for services	(2,831)	4,780
Amortization of deferred charges	69,079	223,465
(Increase) decrease in assets
Accounts receivable	98,421	(189,382)
Inventory	249,899	(1,830)
Prepaid expenses	182,763	(52,377)
Other Assets	45,972	(96,037)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	478,804	(68,357)
Payroll liabilities	(20,767)	51,225
Deferred franchise fees	17,500	30,000
Deferred sales	129,535	236,599
Net cash provided by (or used in) operating activities	(345,690)	(1,014,102)

Cash flows from investing activities:
Deposits on stores and corporate facility	-	(28,234)
Purchase of property and equipment	(2,567)	(30,362)
Net cash used in investing activities	(2,567)	(58,596)

Cash flows from financing activities:
Repayment of notes payable	(18,973)	(150,775)
Proceeds from non-convertible debentures	-	1,500,000
Proceeds from short-term promissory notes	225,000	-
Proceeds from issuance of common stock	-	60,614
Net cash provided by financing activities	206,027	1,409,839

Net increase (decrease) in cash	(142,230)	337,141
Cash and equivalents, beginning of period	232,583	466,481

Cash and equivalents, end of period	$90,353	$803,622

Supplemental disclosure:

Cash paid during the period for interest	$41,402	$25,128

Supplemental disclosure of non-cash
investing and financing activites:

Liabilities assumed as part of acquisition of property	$-	$2,598

Acquisition of property and equipment
by issuance of notes payable	$-	$210,608

Prepaid consulting services
by issuance of common stock	$396,500	$-

Prepaid consulting services
by issuance of warrants	$90,800	$-

Deferred Financing charges
by issuance of warrants	$12,000	$-

The accompanying notes are an integral part of these financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1:  Nature of Operations and Significant Accounting Policies

Basis of Presentations.  The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B.  Additionally, the financial statements appearing herein have been reviewed by the Company’s principal accountants, Morison Cogen LLP.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ending December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007.

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

Revenue Recognition.  Retail sales include all sales from Company-owned design centers.  The following is a summary of earned revenues for the three and six months ended December 31:

	Three Months Ended December 31		Six Months Ended December 31
	2007	2006	2007	2006

Retail sales	$940,805	$1,305,897	1,708,065	2,568,461
Wholesale sales	161,863	331,233	473,488	493,253
Franchise licenses and royalties	73,099	65,059	197,227	103,003

Total revenues	$1,175,767	$1,702,189	2,378,780	3,164,717

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

Shipping and Handling Fees and Costs.  The Company classifies shipping and handling fees when charged to the customer as revenue. The Company classifies shipping and handling costs as part of selling and administration expenses.  Shipping and handling costs were $4,460 and $16,996 for the three months ended December 31, 2007 and 2006, respectively, and $18,588 and $41,017 for the six months ended December 31, 2007 and 2006, respectively.  In view of the Company’s treatment of shipping and handling costs as a component of selling, general and administrative cost, its gross margin may not be comparable to those of other companies where shipping and handling costs are included in cost of revenue.

Advertising Costs.  Advertising and sales promotion costs are expensed as incurred. Advertising and promotion expense, excluding investor relations expenses, totaled $100,993 and $113,834 for the three months ended December 31, 2007 and 2006, respectively and $248,827 and $287,616 for the six months ended December 31, 2007 and 2006, respectively.

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

As of December 31, 2007, there was $231,709 of unrecognized compensation expenses and $19,048 of unrecognized expenses for services related to non-vested market-based option share awards that are expected to be recognized through the fiscal year ended June 30, 2011.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1:  Nature of Operations and Significant Accounting Policies (Continued)

Recently Issued Pronouncements:  In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48  has been adopted by the Company as of July 1, 2007, and the provisions of FIN 48 were applied to all tax positions under Statement No. 199after initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The adoption of FIN 48did not require adjustments to the Company’s financial statements.

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

The Company has incurred significant losses from operations, has an accumulated deficit and a highly leveraged capital position that raises substantial doubts about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments related to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company expects to incur significant expenditures to further the development and commercialization of its products. To achieve this, the Company has requested and received deferral of interest payments due to its principal debtor (Kinzer Technology) through December 31, 2007 and the deferral of principal payments due to its non-convertible debenture holders through March 17, 2008. The Company is also currently negotiating with its both its principal lender and its short term debenture and promissory note creditors for modification of the terms of all of its debt instruments and is diligently pursuing the raising of additional funds. The Company has identified a number of potential sources of new funding and is currently working toward a conclusion that would provide interim funds as well as a longer term capital raise effort. At the time of preparation of these statements, the Company executed a Financial Representation However, at the time of preparation of these financial statements no definitive arrangements have been made and there is no assurance that any would be forthcoming.

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

The following summarizes warrants to purchase the Company’s Common Stock outstanding through December 31, 2007:

	Number of	Exercise
	Warrants	Price

Warrants outstanding at June 30, 2007	1,625,160	$ 1.00

Warrants issued during the six months
ended December 31, 2007	771,250	$ 1.00

Warrants outstanding at December 31, 2007	2,396,410	$ 1.00

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

A summary of stock option transactions for the six months ended December 31, 2007 is as follows:

	Incentive Stock Options		Nonqualified Stock Options
		Weighted		Weighted
	Stock	Average	Stock	Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price

Balance, June 30, 2007	1,335,717	$0.54	180,000	$0.48

Granted during the period	-	xx	-	xx

Exercised during the period	-	xx	-	xx

Cancelled / forfeited during the period	(163,625)	$0.44	(60,000)	$0.48

Balance, December 31, 2007	1,172,092	$0.55	120,000	$0.48

The following table summarizes information about stock options outstanding at December 31, 2007:

	Summary of ISO Options			Summary of Nonqualified Options
	Outstanding		Exercisable	Outstanding		Exercisable
	Number	Weighted	Number	Number	Weighted	Number
	Outstanding	Average	Outstanding	Outstanding	Average	Outstanding
	at	Remaining	at	at	Remaining	at
Exercise	December 31	Contractual	December 31	December 31	Contractual	December 31
Price	2007	Life	2007	2007	Life	2007

$0.35	751,667	7.6 Years	470,000	100,000	7.3 Years	50,000
$0.61	50,000	9.4 Years	-	-	xx	-
$0.80	50,000	9.3 Years	-	-	xx	-
$0.89	50,000	9.3 Years	-	-	xx	-
$1.00	265,000	8.5 Years	66,250	-	xx	-
$1.04	5,425	8.9 Years	1,356	-	xx	-
$1.12	-	xx	-	20,000	9.0 Years	5,000

	1,172,092		537,606	120,000		55,000

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 6:  Income Taxes

Deferred income taxes reflect the net effect of an operating loss carryforward. There are no significant temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts used for income tax purposes.  The components of the deferred assets are as follows at December 31, 2007 and June 30, 2007:

	December 31, 2007	June 30 2007
Net operating loss tax benefit	$3,704,000	$2,884,000
Non-deductible options	112,000	85,000
Allowance for bad debt	26,000	26,000
Less valuation allowance	(3,842,000)	(2,995,000)

	$0	$0

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

Results of Operations for the three months ended December 31, 2007 compared to the three months ended December 31, 2006

Recognized sales revenue for the three months ended December 31, 2007 was $1,175,767 compared to $1,702,189 for the three months ended December 31, 2006, reflecting a decrease of (31)%. This decrease is primarily the result of decreased retail sales in underperforming and closed retail outlets.  Aggregate gross profit amounts and percentages were $452,007 and 38% for the three months ended December 31, 2007 as compared to $687,323 and 40% for the three months ended December 31, 2006.

The following is illustrative for the three months ended December 31:

	Three months ended December 31
	2007			2006
		Gross			Gross
	Sales	Profit	%	Sales	Profit	%

Retail	$ 940,805	$ 377,766	40%	$ 1,305,897	$ 584,425	45%
Wholesale	$ 161,863	$ 1,142	1%	$ 331,233	$ 37,839	11%
Franchise	$ 73,099	$ 73,099	100%	$ 65,059	$ 65,059	100%
Total	$ 1,175,767	$ 452,007	38%	$ 1,702,189	$ 687,323	40%

For the three months ended December 31, 2007, retail sales decreased by $(365,092), or (28)%, when compared to the three months ended December 31, 2006. Same-store sales, reflecting sales for the Company’s Delaware locations, were $733,319 and $753,153 for the three months ended December 31, 2007 and 2006, respectively and decreased by $(9,815), or (1)%. This decrease is attributable mainly to reduced consumer spending in the consumer electronics category generally experienced by most consumer electronics retailers. New stores sales were $197,467 for the three months ended December, 2007 compared to $552,744 for the three months ended December 31, 2006 and accounted for the majority of the overall retail sales decrease and amounted to a $(355,277) or a (64)% decline. This decrease is attributable mainly to reduced consumer spending in the consumer electronics category generally experienced by most consumer electronics retailers coupled with their less than favorable site locations. New stores reflect the inclusion of the Company’s Leesport, Pennsylvania and Bel Air and Lutherville design stores, of which Leesport, Pennsylvania is now closed.

Gross profit amounts and percentages on retail sales for the three months ended December 31, 2007 amounted to $377,766 and 40% compared to $584,425 and 45% for the three months ended December 31, 2006.  The decline in gross margin is attributable to the sale of retail displays and other obsolete component models at less than standard retail pricing. Additionally, the Company wrote down more defective cables used in installations.

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

For the three months ended December 31, 2007, the Company recognized no earned revenue relating to the opening of its franchises compared to $25,000 recognized in the three months ended December 31, 2006. No new franchises were opened during the period.  The Company’s franchise contract provides royalty payments of approximately 4% of franchisee gross revenues.  For the three months ended December 31, 2007, the Company recognized franchise royalties of $73,099 compared to $40,059 in royalties recognized for the three months ended December 31, 2006.

Occupancy expenses include leasing expenses for retail design centers and office and warehouse facilities, property taxes, utilities, maintenance and other related occupancy expenses.  For the three months ended December 31, 2007, occupancy expenses were $175,867 compared to $104,858 for the three months ended December 31, 2006.  The increase is attributable to the operating costs of a population of five Company-owned stores at December 31, 2007 versus four Company-owned stores open at December 31, 2006. During the three months ended December 31, 2007, the Company closed two of its stores.  Despite these closures, occupancy costs will continue until such time as the Company can reach an understanding as to sub-leasing these closed properties.

Selling, general and administrative expenses include the compensation of design center personnel, the franchise sales and support operations, advertising, marketing and other merchandising expenses, finance and information systems, human resources and training operations, related support functions, and executive officers compensation.  Selling, general and administrative expenses for the three months ended December 31, 2007 were $982,115 compared to $1,206,042 for the three months ended December 31, 2006. Expenses for the three months ended December 31, 2007 include Advertising and Promotional expenses of $100,995 compared to $113,834 spent during the three months ended December 31, 2006 reflecting reduced spending for media advertising. Professional fees, excluding investment advisor expense, amounted to $197,853 for the three months ended December 31, 2007 compared to $239,994 for the three months ended December 31, 2006 reflective of increased spending for management consulting services offset by decreased legal fees. Investment advisor expense amounted to $30,204 for the three months ended December 31, 2007 compared to $152,076 for the three months ended December 31, 2006. Depreciation expense for the three months ended December 31, 2007 was $63,044 compared to $39,673 for the three months ended December 31, 2006, the increase primarily due to the write-down of leasehold assets of the two closed Company stores. The majority of the remaining change in selling, general and administrative expenses is spread evenly throughout all remaining expense categories.

For the three months ended December 31, 2007, the Company also recognized a loss of $(105,375) on disposal of its leasehold improvement fixed assets due to the closing of its Newark, Delaware and Leesport, Pennsylvania stores.

Results of Operations for the six months ended December 31, 2007 compared to the six months ended December 31, 2006

Recognized sales revenue for the six months ended December 31, 2007 was $2,378,780 compared to $3,164,717 for the six months ended December 31, 2006, reflecting a decrease of (25)%.  This decrease is primarily the result of decreased retail sales in underperforming and closed retail outlets. Aggregate gross profit amounts and percentages were $834,735 and 35% for the six months ended December 31, 2007 as compared to $1,217,257 and 39% for the six months ended December 31, 2006. The following is illustrative for the six months ended December 31:

	Six months ended December 31
	2007			2006
		Gross			Gross
	Sales	Profit	%	Sales	Profit	%

Retail	$ 1,708,065	$ 597,972	35%	$ 2,568,461	$ 1,054,238	41%
Wholesale	$ 473,488	$ 39,536	8%	$ 493,253	$ 60,016	12%
Franchise	$ 197,227	$ 197,227	100%	$ 103,003	$ 103,003	100%
Total	$ 2,378,780	$ 834,735	35%	$ 3,164,717	$ 1,217,257	39%

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

Selling, general and administrative expenses include the compensation of design center personnel, the franchise sales and support operations, advertising, marketing and other merchandising expenses, finance and information systems, human resources and training operations, related support functions, and executive officers compensation.  Selling, general and administrative expenses for the six months ended December 31, 2007 were $2,180,956 compared to $2,262,504 for the six months ended December 31, 2006. Expenses for the six months ended December 31, 2007 include Advertising and Promotional expenses of $248,827 compared to $287,616 spent during the six months ended December 31, 2006 reflecting reduced spending for media advertising. Professional fees, excluding investment advisor expense, amounted to $386,807 for the six months ended December 31, 2007 compared to $339,716 for the six months ended December 31, 2006 reflective of increased spending for management consulting services partially offset by reduced legal fees. Investment advisor expense amounted to $126,581 for the six months ended December 31, 2007 compared to $240,025 for the six months ended December 31, 2006.  Depreciation expense for the six months ended December 31, 2007 was $131,634 compared to $74,643 for the six months ended December 31, 2006, the increase in new store openings at Wilmington, Delaware and Lutherville, Maryland.  The majority of the remaining increase in selling, general and administrative expenses is spread evenly throughout all remaining expense categories.

For the six months ended December 31, 2007, the Company also recognized a loss of $(105,375) on disposal of its leasehold improvement fixed assets due to the closing of its Newark, Delaware and Leesport, Pennsylvania stores.

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

The Company’s cash position decreased to $90,353 at December 31, 2007 from $232,583 at June 30, 2007.  The loss for the six months ended December 31, 2007 of $(2,029,312) included non-cash depreciation and amortization charges amounting to $249,063 and a loss on disposal of leasehold assets of $105,375 and was further offset by a decreases in accounts receivable and inventory of $98,421 and 249,899, respectively, an increase in accounts payable of $478,804, an increase in deferred sales of $129,535, the issuance of common share and warrants amounting to $41,337 for services rendered, employee stock option vesting of $48,686 and a net reduction in prepaid expenses and the remainder of other assets of $182,763 and $99,739, respectively, resulting in a net cash used in operating activities of $(345,690).

During the six months ended December 31, 2007, the Company spent $2,567 for the acquisition of equipment.

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

THEATER XTREME ENTERTAINMENT GROUP, INC.

May 16, 2008	By:	/s/ Robert G. Oberosler
Robert G. Oberosler
Chairman of the Board and Chief Executive Officer

	By:	/s/ James J. Vincenzo
James J. Vincenzo
Chief Financial Officer