Form 10QSB
period 2008-03-31
THEATER XTREME ENTERTAINMENT GROUP, INC
filed 2008-06-05
CIK 1089775

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
 ☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
OR

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
__ Yes   _X_ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 4, 2008, there were 21,687,425 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ___    No  X

THEATER XTREME ENTERTAINMENT GROUP, INC.

Form 10-QSB Index
March 31, 2008

Page

Part I: Financial Information

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

THEATER XTREME ENERTAINMENT GROUP, INC.
BALANCE SHEETS
MARCH 31 2008 AND JUNE 30 2007

	MARCH 31	JUNE 30
	2008	2007
Assets	(Unaudited)	(Audited)

Current Assets:
Cash and equivalents	$112,906	$232,583
Accounts receivable, net of allowance of $129,094 and $65,782	436,575	292,060
Inventory	561,935	810,504
Prepaid expenses	309,790	164,390
Other current assets	163,786	219,045
Total current assets	1,584,992	1,718,582

Property and Equipment, net	639,765	933,394

Other Assets:
Deferred financing fees	250,898	342,990
Deposits	48,954	48,954
	299,852	391,944

Total Assets	$2,524,609	$3,043,920

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued expenses	$1,380,068	$801,978
Payroll liabilities	119,691	149,221
Deferred compensation	12,582	-
Current portion of notes payable	38,052	37,047
Non-convertible debentures	300,000	300,000
Promissory Notes	225,000	-
Convertible Promissory Notes, net of discount of $41,087	521,989	-
Deferred franchise fees	316,500	299,000
Deferred sales	657,726	495,751
Embedded derivative, convertible debt	250,028	-
Other current liabilities	56,117	-
Total current liabilities	3,877,753	2,082,997

Long-term Liabilities:
Non-convertible debentures	2,700,000	2,700,000
Notes payable, net of current portion	78,802	107,224
Total long-term liabilities	2,778,802	2,807,224

Total liabilities	6,656,555	4,890,221

Stockholders' Deficit:
Preferred stock, no par value, 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par, 100,000,000 shares authorized;
20,812,425 and 20,087,425 shares issued
and outstanding	20,812	20,087
Additional paid in capital	6,241,226	5,541,029
Accumulated deficit	(10,393,984)	(7,407,417)
Total stockholders' deficit	(4,131,946)	(1,846,301)

	$2,524,609	$3,043,920

The accompanying notes are an integral part of these financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.
STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED MARCH 31, 2008 AND 2007

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2008	2007	2008	2007

Revenues	$825,187	$1,821,275	$3,203,967	$4,985,992

Cost of revenues	377,124	1,060,025	1,921,169	3,007,485
Occupancy expenses	178,936	148,017	509,860	374,788
Selling, general and administrative expenses	816,534	1,092,940	2,997,490	3,355,444
	1,372,594	2,300,982	5,428,519	6,737,717

Loss from operations	(547,407)	(479,707)	(2,224,552)	(1,751,725)

Loss on Disposal of fixed assets	-	-	(105,375)	-

Interest income	64	2,035	64	2,635
Interest expense	(140,415)	(351,028)	(387,207)	(436,246)
Accretion of discount on convertible debt	(269,497)	-	(269,497)	-

Net loss	$(957,255)	$(828,700)	$(2,986,567)	$(2,185,336)

Basic and diluted:
Loss per common share	$(0.05)	$(0.04)	$(0.14)	$(0.11)

Weighted average shares	20,812,425	19,843,106	20,762,516	19,691,398

The accompanying notes are an integral part of these financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
NINE MONTHS ENDED MARCH 31 2008

	Number of
	Shares -		Additional		Total
($ US except shares)	Common	Common	Paid-in	Accumulated	Stockholders'
	Stock	Stock	Capital	Deficit	Equity (Deficit)

Balance at June 30, 2007 (Audited)	20,087,425	$20,087	$5,541,029	$(7,407,417)	$(1,846,301)

Issuance of common stock, services rendered,
net of transfer agent and legal fees	725,000	725	436,312	-	437,037

Issuance of warrants, services rendered	-	-	91,400	-	91,400

Issuance of warrants, notes payable	-	-	12,200	-	12,200

Issuance of warrants, convertible notes	-	-	60,556	-	60,556

Vested employee stock options	-	-	93,511	-	93,511

Vested non-employee stock options	-	-	6,218	-	6,218

Net loss for the nine months ended
March 31, 2008	-	-	-	(2,986,567)	(2,986,567)

Balance at March 31, 2008 (Unaudited)	20,812,425	$20,812	$6,241,226	$(10,393,984)	$(4,131,946)

The accompanying notes are an integral part of these financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31

	2008	2007
Cash flows from operating activities:
Net Loss	$(2,986,567)	$(2,185,336)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	190,821	128,489
Loss on disposal of assets	105,375	-
Amortization of prepaid consulting services	376,207	-
Forgiveness of merger liabilities	-	(8,569)
Issuance of common stock for services	41,337	-
Issuance of warrants for services	-	18,400
Increase in allowance for doubtful accounts	63,312	25,000
Employee stock option vesting for compensation	93,511	97,352
Non-employee stock option vesting for services	6,218	8,501
Accretion of discount on converetible debt	269,497	-
Amortization of deferred charges	104,092	625,025
Increase in assets
Accounts receivable	(207,827)	(217,615)
Inventory	248,569	(82,205)
Prepaid expenses	(34,307)	2,723
Other assets	55,259	(276,919)
Increase in liabilities
Accounts payable and accrued expenses	578,090	83,244
Payroll liabilities	(29,530)	10,446
Deferred compensation	12,582	-
Deferred franchise fees	17,500	5,000
Deferred sales	161,975	(25,251)
Other current liabilities	56,117	-
Net cash provided by (or used in) operating activities	(877,769)	(1,791,715)

Deposits on stores and corporate facility	-	(28,234)
Purchase of property and equipment	(2,567)	(335,170)
Net cash used in investing activities	(2,567)	(363,404)

Cash flows from financing activities:
Repayment of notes payable	(27,417)	(157,756)
Proceeds from short-term debentures	-	1,500,000
Repayment of short-term debentures	-	(1,200,000)
Proceeds from non-convertible debentures	225,000	-
Proceeds from short-term promissory notes	563,076	-
Proceeds from long-term debentures	-	2,700,000
Proceeds from issuance of common stock	-	64,552
Net cash provided by financing activities	760,659	2,906,796

Net increase in cash	(119,677)	751,677
Cash and equivalents, beginning of period	232,583	466,481

Cash and equivalents, end of period	$112,906	$1,218,158

Supplemental disclosure:
Cash paid during the period for interest	$64,055	$80,846

Supplemental disclosure of non-cash
investing and financing activites:

Liabilities assumed as part of acquisition of property	$-	$2,598

Acquisition of property and equipment
by issuance of notes payable	$-	$210,608

Acquisition of property and equipment
by issuance of common stock	$-	$40,000

Prepaid consulting services
by issuance of common stock	$396,500	$425,000

Deferred Financing charges
by issuance of warrants	$12,200	$730,400

Prepaid consulting services
by issuance of warrants	$91,400	$18,400

Discount on debt due to beneficial conversion
option	$250,028	$-

Warrants issued on convertible debt	$60,556	$-

The accompanying notes are an integral part of these financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentations
The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ending March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007.

Nature of Operations
Theater Xtreme Entertainment Group, Inc. (the “Company”), a Florida corporation, is a retail store and franchise marketing company engaged in retail sales and distribution through the operation of Company-owned home cinema design stores, the sale of franchise licenses and wholesale product distribution to franchisees. The Company opened its first Company retail store, or design store on September 1, 2003 in Newark, Delaware.   In August 2004 the Company opened a second Company owned design store in Wilmington, Delaware.  A third Company owned design store opened in Bel Air, Maryland in September 2005.  In July, 2006, the Company purchased the assets and assumed the leasehold of its franchisee located in Leesport, Pennsylvania. In March, 2007, the Company relocated its Wilmington, Delaware design store to an improved location in Wilmington, Delaware and in May 2007, the Company opened its Lutherville, Maryland design store.  The Company sold twenty-two franchises through June 30, 2007 and an additional two through September 30, 2007 bringing the total number of franchises sold through March 31, 2008 to twenty-four. The first franchise design center opened in May, 2005 in East Longmeadow, Massachusetts.  Through June 30, 2007 the Company had nine franchise stores opened and operating. During the nine months ended March 31, 2008, an additional two franchise stores opened and one franchise store closed bringing the total number of opened and operating franchise locations to ten. Effective November 6, 2007, the Company closed two of its five Company-owned retail stores, one in Leesport, Pennsylvania (formerly a franchise store) and one in Newark, Delaware (its first location) and eliminated staff at these locations.  The Company has taken these actions as part of a recently implemented store performance evaluation and cost and expense reduction initiative developed earlier and designed to reduce costs and expenses.

Industry Risks
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

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
 (CONTINUED)

Use of Estimates
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

Revenue Recognition
Retail sales include all sales from Company-owned design centers.  The following is a summary of earned revenues for the three and nine months ended March 31:

	Three Months Ended March 31		Nine Months Ended March 31
	2008	2007	2008	2007

Retail sales	$736,728	$1,407,730	2,444,793	3,976,191
Wholesale sales	21,015	341,723	494,503	834,976
Franchise licenses and royalties	67,444	71,822	264,671	174,825

Total revenues	$825,187	$1,821,275	3,203,967	4,985,992

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

The following is a summary of amounts included in deferred sales as at March 31:

	2008	2007

Deferred retail sales	$648,694	$618,683
Unearned service contract revenue	9,032	35,772

Total deferred retail sales	$657,726	$654,455

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
 (CONTINUED)

Loss Per Share
The Company follows SFAS No. 128, "Earnings Per Share," resulting in the presentation of basic and diluted earnings (loss) per share.  The basic loss per share calculations include the change in capital structure which resulted from the merger for all periods presented.  For the three and nine months ended March 31, 2008 and 2007, the basic and diluted loss per share are the same, because the assumed conversion of the common stock equivalents would be anti-dilutive as the Company experienced net losses for these periods.

Income Taxes
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

Inventory Obsolescence
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

Shipping and Handling Fees and Costs
The Company classifies shipping and handling fees, when charged to the customer, as revenue. The Company classifies shipping and handling costs as part of selling and administration expenses.  Shipping and handling costs were $750 and $17,177 for the three months ended March 31, 2008 and 2007, respectively, and $19,338 and $58,194 for the nine months ended March 31, 2008 and 2007, respectively.  In view of the Company’s treatment of shipping and handling costs as a component of selling, general and administrative cost, its gross margin may not be comparable to those of other companies where shipping and handling costs are included in cost of revenue.

Advertising Costs
Advertising and sales promotion costs are expensed as incurred. Advertising and promotion expense, excluding investor relations expenses, totaled $25,304 and $108,895 for the three months ended March 31, 2008 and 2007, respectively and $274,131 and $396,511 for the nine months ended March 31, 2008 and 2007, respectively.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
 (CONTINUED)

Investor Relations Costs
Investor relations services are expensed as incurred. Investor relations expenses, including investor relations promotional costs, totaled $1,689 and $152,900 for the three months ended March 31, 2008 and 2007, respectively, and $136,094 and $392,925 for the nine months ended March 31, 2008 and 2007, respectively.

Stock-Based Compensation
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

As a result of the adoption of SFAS No. 123(R), a) during the three months ended March 31, 2008 and 2007, the Company’s net income was approximately $53,874 and $36,268 lower, respectively, as a result of stock-based compensation expense, including $9,049 and $3,721, respectively, recognized on behalf of outside board members and b) during the nine months ended March 31, 2008 and 2007, the Company’s net income was approximately $99,729 and $105,853 lower, respectively, as a result of stock-based compensation expense, including $6,218 and $8,501 respectively, recognized on behalf of outside board members. The negative amounts recognized on behalf of outside board members reflect a reversal of stock option expense recognized in previous periods that were reversed in the three months ended March 31, 2008 as a result of forfeited stock options that were not exercised.

As of March 31, 2008, there was $367,314 of unrecognized compensation expenses and $14,999 of unrecognized expenses for services related to non-vested market-based option share awards that are expected to be recognized through the fiscal year ended June 30, 2012.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
 (CONTINUED)

Recently Issued Pronouncements
In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 has been adopted by the Company as of July 1, 2007, and the provisions of FIN 48 were applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The adoption of FIN 48 did not require adjustments to the Company’s financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”).  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  This statement is effective for the Company beginning January 1, 2009.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
 (CONTINUED)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51 ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for the Company beginning January 1, 2009. This statement is not currently applicable since the Company it has no majority-owned subsidiaries.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"), which is effective January 1, 2009. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity's financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. The Company is in the process of evaluating the effect, if any, the adoption of SFAS 161 will have on its financial statements.

NOTE 2 - MANAGEMENT’S PLAN

Future capital requirements and the adequacy of available funds will depend on numerous factors and risks, including, among other factors, the successful expansion and increase in the number of Company-owned retail design centers and the selling of existing Company franchises. Further, the Company’s results of operations and resulting capital requirements will be affected by a variety of additional factors and risks including, but not limited to, general economic conditions, decreases in average selling prices over the life of any particular product, new product and technology introductions and the ability to develop and maintain critical strategic supply and co-marketing relationships.

The Company has incurred significant losses from operations, has an accumulated deficit and a highly leveraged capital position that raises substantial doubts about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments related to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company expects to incur significant expenditures to further the development and commercialization of its products. To achieve this, the Company has requested and received deferral of interest payments due to its principal debtor (Kinzer Technology LLC) through July 1, 2008 and the deferral of principal payments due to its non-convertible debenture holders through June 30, 2008. The Company is also currently negotiating with both its principal lender and its short term debenture and promissory note creditors for modification of the terms of all of its debt instruments and is diligently pursuing the raising of additional funds. See Note 7, Subsequent Events.  Additionally, the Company received an agreement from each of the Company’s chief executive officer and founder to defer a major portion of their salaries until the Company’s cash flow improves.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - NOTES PAYABLE

Between July 20 and August 15, 2007, the Company executed and delivered promissory notes to three accredited investors ( the “Promissory Note Investors”) in the aggregate face amount of $225,000 (the “Promissory Notes”), and warrants (the “Promissory Warrants”) to purchase up to 112,500 shares, in the aggregate, of the Company’s common stock (the “Promissory Note Financing”). The proceeds of the Promissory Note Financing were used for general corporate purposes. The Promissory Notes bear interest at 14% per annum, mature one year from the date of issue and may be prepaid at any time without penalty.  The Promissory Warrants have an exercise price of $1.00 per share and are subject to full ratchet price protection for the five-year life of the Promissory Warrants.  Repayment of the Promissory Notes is guaranteed by Scott R. Oglum, former Chief Executive Officer of the Company, through separate Guaranty and Pledge agreements with all three accredited investors. The guarantees are secured by a pledge by Mr. Oglum of up to 3,618,275 shares, in the aggregate, of the Company’s common stock which he owns representing his entire holdings. In September, 2007, the Company indemnified Mr. Oglum, in connection with the Guaranty and Pledge Agreements, for any and all payments made by Mr. Oglum to the holders of the Promissory Notes and for the dollar amount of any unrecovered proceeds pursuant to the sale of any of the Pledged Shares as may be sold pursuant to the Guaranty and Pledge Agreements.

In October, 2007, the Company and Kinzer Technology, LLC (“Kinzer”) amended that certain debenture dated March 6, 2007 in the principal amount of $2.7 million payable to Kinzer (the “March Debenture”).  Under the original terms of the March Debenture, the Company was prohibited from incurring any additional unsecured indebtedness for borrowed money after March 6, 2007 in excess of $1.0 million.  The amendment increases the amount of such indebtedness which may be incurred after March 6, 2007 to $2.0 million.  The March Debenture also requires quarterly interest payments on each April 1, July 1, October 1, and January 1.  The amendment permits the Company to defer the interest payments otherwise due on October 1, 2007 and January 1, 2008 until July 1, 2008.  On March 31, 2008, the Company and Kinzer agreed to further amend the Debenture to defer the interest payment otherwise due on April 1, 2008 until July 1, 2008.

In December, 2007, the Company and the holders of three debentures, whose aggregate face value amounted to $300,000 (the “Debenture Holders”), agreed to amend the debentures.  The amendment extended the due date of the payment of amounts due and payable on the debentures to March 17, 2008.  In consideration for this amendment, the Company issued warrants to the debenture holders entitling them to purchase up to 150,000 shares of Company’s Common Stock, in the aggregate, at an exercise price of $1.00 per share. In March, 2008, the Company and the debenture Holders further extended the due date of the payment of amounts due and payable on the debentures to April 30, 2008 and later amended same to June 30, 2008. See also Note 7, Subsequent Events.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - NOTES PAYABLE (CONTINUED)

In January, February and March, 2008, the Company executed and delivered, separately to six accredited investors (the “Convertible Investors”), (i) convertible promissory notes in the aggregate face amount of $563,076 (the “Convertible Notes”), and (ii) warrants (the “C Warrants”) to purchase up to an aggregate of 438,096 shares of the Company’s common stock (the “Convertible Financing”). The proceeds of the sale of the Convertible Notes, net of transaction expenses, were used for general corporate purposes. The Convertible Notes mature from 120 to 180 days from date of issue and may be prepaid at any time in whole or in part without penalty. The Convertible Notes bear interest at 19%, per annum, for the 180 day notes, and 21% per annum on the 120 day notes, and are due and payable at their respective maturity dates. The Convertible Investors may convert the principal balance of the Convertible Notes plus accrued interest (if any), in whole or in part, into Common Shares, at their election at any time prior to payment at a conversion price equal to Ten Cents ($0.10) per share. The C Warrants have an exercise price of $0.50 per share for the five-year life of the Warrants. In accordance with EITF-00-19 (Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock), the C Warrants are classified as equity and the Company has valued the C Warrants at $60,556, representing the fair value using the Black-Sholes model at the time of the loans were made and reflected as a discount on the Convertible Notes to be accreted over their term. Additionally, in accordance with SFAS 133, the Convertible Notes are deemed derivative instruments requiring bifurcation of the conversion feature. Under EITF-00-27 (Application of Issue No. 98-5 to Certain Convertible Instruments), the Company has calculated an intrinsic conversion value of the Convertible Notes at $250,028 and will treat this amount as an embedded derivative liability since the counterparty has a choice of settlement in cash or in shares. The aggregate embedded derivative liability of $250,028 will be reclassified to equity upon expiry or conversion of the conversion feature. Additionally, and in accordance with EITF-98-5 (Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios), the value of the C warrants and the beneficial conversion feature, totaling $310,584, is reflected as a discount assigned to the Convertible Notes.  The discount associated with the beneficial conversion feature is to be accreted over the period of the earliest conversion date. Since the Convertible Notes are convertible immediately, the Company accreted the entire $250,068 as interest expense.  The discount associated with the issuance of the C Warrants is accreted over the term of the Convertible Notes.  During the nine months ended March 31, 2008, the Company accreted $19,469 associated with this discount as interest expense.

NOTE 4 - STOCKHOLDERS’ EQUITY

During the nine months ended March 31, 2008, the Company issued 650,000 of its common shares at $0.61 per share, representing the fair value of the price per share at the time of issuance, with an aggregate value of $395,650, net of legal expenses, and granted warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $1.00 per share, to a consultant for services to be rendered over a twelve month period. The Company valued the common stock purchase warrants at $90,800. The values of the common stock and purchase warrants shall both be amortized over a twelve month period.  $116,224 and $359,874 of expense was recognized during the three and nine months ended March 31, 2008.

During the nine months ended March 31, 2008, the Company issued 75,000 of its common shares at $0.55 per share, representing the fair value of the price per share at the time of issuance, with an aggregate value of $41,387, to another unrelated consultant for services rendered.  For the three and nine months ended March 31, 2008, $0 and $41,387 was recognized as expense, respectively.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - STOCKHOLDERS’ EQUITY (CONTINUED)

During the nine months ended March 31, 2008, the Company granted warrants to purchase 8,750 shares of the Company’s common stock at an exercise price of $1.00 per share to a consultant in consideration for services rendered. The Company valued these warrants at $600 and expensed this amount in the nine months ended March 31, 2008 as a consulting expense.

During the nine months ended March 31, 2008, the Company granted warrants to purchase 112,500 shares of the Company’s common stock, in the aggregate, at exercise prices of $1.00 per share separately to three accredited investors in connection with the Promissory Note Financing. The Company has valued these warrants at $12,000, in the aggregate and will expense this amount over the time of the respective underlying Promissory Notes. See Note 3, Notes Payable.

During the nine months ended March 31, 2008, the Company and the holders of three debentures, whose aggregate face value amounts to $300,000, agreed to amend the debentures as to their due dates on a month-to-month basis.  The amendments have extended the due date of the payment of amounts due and payable on the debentures to June 30, 2008.  In consideration for the amendments, the Company issued warrants to the debenture holders entitling them to purchase up to 150,000 shares of Company’s Common Stock, in the aggregate, at an exercise price of $1.00 per share.  The Company has valued these warrants at $200, in the aggregate, and has expensed this amount in the nine months ended March 31, 2008.

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

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility of between 45% and 264%, risk-free interest rate of between 3.0% to 5.25% and expected option life of five years.

The following summarizes warrants to purchase the Company’s Common Stock outstanding through March 31, 2008:

		Average
	Number of	Exercise
	Warrants	Price

Warrants outstanding at June 30, 2007	1,625,160	$1.00

Warrants issued during the nine months
ended March 31, 2008	1,209,346	$0.82

Warrants outstanding at March 31, 2008	2,834,506	$0.92

Exercisable, March 31, 2008	2,834,506	$0.92

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - STOCKHOLDERS’ EQUITY (CONTINUED)

Information with respect to the Company’s warrants that are outstanding as of March 31, 2008 is as follows:

	Number of Warrants	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options and
Exercise Prices	at March 31, 2008	Contractual Life	Warrants Currently Exercisable

$0.50 - $1.00	2,834,506	4.1 Years	$ 0.92

See also, Note 7, Subsequent Events.

NOTE 5 – STOCK BASED COMPENSATION

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

In March 2008, the Company’s board of directors adopted a new 2008 Equity Incentive Plan (“2008 Plan”). There were 7,000,000 shares of the Company’s common stock allocated to the 2008 Plan and it is designed to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are key to the success of the Company by offering them an opportunity to participate in the Company’s future performance through awards of options, the right to purchase common stock and stock bonuses. The exercise price of incentive stock options is at least the fair market value of the Company’s common stock at the time of the grant. Participation in the plan is not limited to employees. The exercise price of non-incentive stock options cannot be lower than 85% of the fair market value of the Company’s common stock at the time of grant. The options generally vest over a three to four year period and expire no later than ten years from the date of grant.

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility of between 45% and 264%, risk-free interest rate of between 3.0% to 5.25% and expected option life of ten years.

At June 30, 2007, there were a total of 1,515,717 stock options outstanding under the 2005 Stock Option Plan.  At March 31, 2008, there were 1,742,092 stock options outstanding under the 2005 Stock Option Plan and 1,550,000 stock options outstanding under the 2008 Equity Incentive Plan.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 – STOCK BASED COMPENSATION (CONTINUED)

During the nine months ended March 31, 2008, the Company granted stock options totaling 2,000,000 option shares to one employee, granted stock options totaling 50,000 option shares to one director, and an aggregate of 273,625 stock options were forfeited.

A summary of stock option transactions for the nine months ended March 31, 2008 is as follows:

	Incentive Stock Options		Nonqualified Stock Options
		Weighted		Weighted
	Stock	Average	Stock	Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price

Balance, June 30, 2007	1,335,717	$0.54	180,000	$0.48

Granted during the period	2,000,000	$0.11	50,000	$0.10

Exercised during the period	-	xx	-	xx

Cancelled / forfeited during the period	(213,625)	$0.48	(60,000)	$0.48

Balance, March 31, 2008	3,122,092	$0.27	170,000	$0.37

The following table summarizes information about stock options outstanding at March 31, 2008:

	Summary of ISO Options			Summary of Nonqualified Options
	Outstanding		Exercisable	Outstanding		Exercisable
	Number	Weighted	Number	Number	Weighted	Number
	Outstanding	Average	Outstanding	Outstanding	Average	Outstanding
	at	Remaining	at	at	Remaining	at
Exercise	March 31	Contractual	March 31	March 31	Contractual	March 31
Price	2008	Life	2008	2008	Life	2008

$0.10	-	xx	-	50,000	9.8 Years	-
$0.11	2,000,000	10.0 Years	-	-	xx	-
$0.35	751,667	7.4 Years	470,000	100,000	7.3 Years	50,000
$0.80	50,000	9.1 Years	-	-	xx	-
$0.89	50,000	9.1 Years	-	-	xx	-
$1.00	265,000	8.2 Years	68,750	-	xx	-
$1.04	5,425	8.7 Years	1,356	-	xx	-
$1.12	-	xx	-	20,000	9.0 Years	5,000

	3,122,092		540,106	170,000		55,000

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 – INCOME TAXES

There is no income tax benefit for the losses for the three months and nine months ended March 31, 2008 and 2007, because the Company has determined that the realization of the net deferred tax asset is not assured.  The Company has created a valuation allowance for the entire amount of such benefits.

As discussed in Note 1, the Company adopted FIN 48 effective July 1, 2007 which did not require an accrual for uncertain tax positions as of July 1, 2007.

There was no change in unrecognized tax benefits during the period ended March 31, 2008 and there was no accrual for uncertain tax positions as of March 31, 2008.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  In general, the Company’s filed income tax returns are no longer subject to examination by the respective taxing authorities for years ending before June 30, 2004.

NOTE 7 – SUBSEQUENT EVENTS

On April 3, 2008, the Company issued 500,000 shares of its common stock to a consultant for services rendered, valued at $190,000, fair value.

On April 4, 2008, the Company issued 25,000 shares of its common stock to a consultant for services rendered, valued at $10,500, fair value.

On April 7, 2008, Scott R. Oglum resigned as Chairman and CEO of the Company and the board of directors elected Robert G. Oberosler to succeed him as Chairman and CEO.

On April 7, 2008, the Company elected Vincent P. Pipia to its board of directors and granted Mr. Pipia stock options to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.40 per share, valued at $20,000, fair value.

On April 21, 2008, the board of directors voted to amend the Company’s Articles of Incorporation to increase the number of shares which the Company is authorized to issue from 55,000,000 shares to 105,000,000 shares comprised of 100,000,000 common shares, par value $0.001, and 5,000,000 preferred shares with no par value. The amendment was approved by a sufficient number of shareholders needed for approval.  The amendment was filed on May 30, 2008 with the Florida Department of State.  The number of authorized shares has been retroactively stated on the balance sheet.

On April 24, 2008, the board of directors voted to amend the Company’s Articles of Incorporation to designate 1,300,000 of the Company’s preferred stock as the Company’s Series A 12% Convertible Preferred Stock and created preferences, limitations and relative rights related thereto.  The amendment was filed on May 12, 2008 with the Florida Department of State.

THEATER XTREME ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – SUBSEQUENT EVENTS (CONTINUED)

On May 5, 2008 the Company entered into a Financial Advisory and Investment Banking Agreement with American Capital Partners, Inc. (“ACP”) to act as the Company’s non-exclusive financial and investment banking advisor on matters related to investment banking and corporate financing activities.  The agreement is for a period of 12 months, cancellable by either party after 30 days, subsequent to an initial 90 day period. The agreement provides that ACP shall receive a fee of $5,000 per month. Additionally, ACP received 350,000 shares of the Company’s common stock valued at $52,500, fair value. Mr. Vincent Pipia, who serves as a director of the Company, also currently serves as Director of Capital Markets and oversees the investment banking operations of ACP.

On May 5, 2008, the Company granted an option to purchase 100,000 shares of its common stock at an exercise price of $0.15 per share to a consultant as compensation for services rendered valued at $15,000, fair value.

On May 5, 2008, the Company granted to six employees stock options to purchase 150,000 shares, in the aggregate, of the Company’s common stock at an exercise price of $0.15 per share valued at $22,500, fair value.

Through May 14, 2008, the Company sold 1,150,000 shares of Series A 12% Convertible Preferred Stock and warrants to purchase an additional 500,000 shares of the common stock of the Company, par value $0.001 per share, at an exercise price of $0.50 per share.  Fees associated with this sale included a non-refundable cash engagement fee of $25,000, a cash fee of $149,500 in selling commissions and expense allowance, and a warrant to purchase 149,500 shares of Series A Preferred Stock at a price of $1.00 per share.  The net proceeds to the Company from the offering are approximately $1,000,500, less estimated expenses of between $65,000 and $75,000 incurred in connection with the offering. The Company has valued these warrants at $221,500, in the aggregate, and will reflect same as additional costs of the offering.

On May 14, 2008, each of Scott Oglum and Justin Schakelman resigned as a member of the Company’s board of directors. Both will remain employed with the Company. Also on May 14, 2008, James J. Vincenzo agreed to resign as the Company’s chief financial officer, effective June 30, 2008.

On June 2, 2008, the Company closed its Bel Air, MD corporate store.  This store did not fit the Company’s growth model and was not profitable.  Currently the company is still liable for the lease per the original agreement.

 Item 2.  Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Information

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s financial statements and notes for the three and nine month periods ended March 31, 2008 included herein and its audited financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007 as filed with the Securities and Exchange Commission. This discussion and other sections of this Quarterly Report contain, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the Company’s actual results, performance or achievements expressed or implied by these forward-looking statements to differ materially from such forward-looking statements. The forward-looking statements included in this report may prove to be inaccurate.

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

Some of the information that follows does not constitute historical fact but merely reflects management’s intent, belief or expectations regarding the anticipated effect of events, circumstances and trends.  Such statements should also be considered as forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Management believes that their expectations are based on reasonable assumptions within the bounds of their knowledge of the Company’s business and operations. Factors that might cause or contribute to differences between management’s expectations and actual results include:

•	the ability to expand its corporate owned stores and increase profitability as anticipated by management;
•	the ability to maintain margin and sales growth rates;
•	the ability to attract and retain quality employees;
•	the effect of changing economic conditions;
•	the ability to obtain adequate equity and/or debt financing, the proceeds of which would be used principally to fund the opening of additional stores and for working capital
•	the continued demand for the Company’s products and services; and
•	the ability successfully to compete with competitors in the Company’s industry.

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

The following table sets forth the number of design centers:

Theater Xtreme Entertainment Group, Inc.

	Design Stores Opened and Operating			Franchised
	Company		Total	Not Yet
	Owned	Franchised	Opened	Opened	Total

Number of design stores at June 30, 2004	1	0	1	0	1

Net additions (deletions) in the fiscal year ended June 30, 2005	1	1	2	3	5

Number of design stores at June 30, 2005	2	1	3	3	6

Net additions (deletions) in the fiscal year ended June 30, 2006	1	5	6	9	15

Number of design stores at June 30, 2006	3	6	9	12	21

Net additions (deletions) in the fiscal year ended June 30, 2007	2	3	5	0	5

Number of design stores at June 30, 2007	5	9	14	12	26

Net additions (deletions) in the three months ended September 30, 2007	0	2	2	0	2

Number of design stores at September 30, 2007	5	11	16	12	28

Net additions (deletions) in the three months ended December 31, 2007	(2)	0	(2)	0	(2)

Number of design stores at December 31, 2007	3	11	14	12	26

Net additions (deletions) in the three months ended March 31, 2008	0	(1)	(1)	0	(1)

Number of design stores at March 31, 2008	3	10	13	12	25

In the three months ended March 31, 2008, no new company or franchise stores opened and one franchise store closed.

Our business is subject to seasonal fluctuations.  Historically, we have recognized that the seasons with the highest level of sales orders are the spring and fall months (March, April, September, October and November), and the seasons with the lowest level of sales orders being late spring to summer (May through August) and the end-of-the-year holiday periods through late winter (late December through February).

Because of the seasonality of our business, results for any quarter are not necessarily indicative of results that may be achieved for the full fiscal year or any subsequent quarter. Further, due to our recent various store openings and closings, the true extent of the seasonality of our business may not yet be apparent.

Results of Operations for the three months ended March 31, 2008 compared to the three months ended March 31, 2007

Recognized sales revenue for the three months ended March 31, 2008 was $825,187 compared to $1,821,275 for the three months ended March 31, 2007, reflecting a decrease of $996,088 or 55%. This decrease is primarily the result of decreased retail sales due to the closing of two of the Company’s retail outlets and weakened consumer demand.  Aggregate gross profit amounts and percentages were $448,063 and 54% for the three months ended March 31, 2008 as compared to $761,251 and 42% for the three months ended March 31, 2007.

The following is illustrative for the three months ended March 31:

	Three months ended March 31
	2008			2007
		Gross			Gross
	Sales	Profit	%	Sales	Profit	%

Retail	$ 736,728	$ 377,151	51%	$ 1,407,730	$ 637,315	45%
Wholesale	$ 21,015	$ 3,468	17%	$ 341,723	$ 52,114	15%
Franchise	$ 67,444	$ 67,444	100%	$ 71,822	$ 71,822	100%

Total	$ 825,187	$ 448,063	54%	$ 1,821,275	$ 761,251	42%

For the three months ended March 31, 2008, retail sales decreased by $671,002, or 48%, when compared to the three months ended March 31, 2007. Same-store sales, reflecting sales for the Company’s Delaware locations, were $593,683 and $908,728 for the three months ended March 31, 2008 and 2007, respectively and decreased by $315,045 or 35%. This decrease is attributable mainly to reduced consumer spending in the consumer electronics category generally experienced by most consumer electronics retailers and the closing of the Company’s Newark, Delaware retail store. New stores sales were $143,045 for the three months ended March 31, 2008 compared to $499,002 for the three months ended March 31, 2007, for a decrease of $355,957 or 71% and accounted for the majority of the overall retail sales decrease.  This decrease is attributable mainly to reduced consumer spending in the consumer electronics category generally experienced by most consumer electronics retailers coupled with their less than favorable site locations and the closing of the Leesport, Pennsylvania retail store. New stores reflect the inclusion of the Company’s Leesport, Pennsylvania and Bel Air, Maryland and Lutherville, Maryland design stores, of which Leesport, Pennsylvania is now closed.

Gross profit amounts and percentages on retail sales for the three months ended March 31, 2008 amounted to $377,151 and 51% compared to $637,314 and 45% for the three months ended March 31, 2007.  The increase in gross margin is attributable mainly to the receipt of a vendor incentive rebate from the Company’s principal video projector vendor, accounting for virtually all of the 6% improvement in gross margin.

For the three months ended March 31, 2008, the Company recognized wholesale sales, principally sales to franchisees, of $21,015 compared to $341,723 for the three months ended March 31, 2007, reflecting a decrease of $320,708 or 94%.  This decrease results from the Company’s franchisees now purchasing audio and video product components directly from manufacturers as opposed to purchasing these components through the Company.  Wholesale gross profit amounts and percentages were $3,468 and 17% for the three months ended March 31, 2008 compared to $52,114 and 15% for the three months ended March 31, 2007.  This increase is attributable to the increased mix of the sale of Company-sourced products that have a higher gross margin.

For the three months ended March 31, 2008, no new franchises were opened and the Company recognized no earned revenue relating to the opening of its franchises compared to $25,000 recognized in the three months ended March 31, 2007.  The Company’s franchise contract provides royalty payments of approximately 4% of franchisee gross revenues.  For the three months ended March 31, 2008, the Company recognized franchise royalties of $67,443 compared to $46,821 in royalties recognized for the three months ended March 31, 2007.

Occupancy expenses include leasing expenses for retail design centers and office and warehouse facilities, property taxes, utilities, maintenance and other related occupancy expenses.  For the three months ended March 31, 2008, occupancy expenses were $178,936 compared to $148,017 for the three months ended March 31, 2007.  The increase of $30,919 is attributable to the operating costs of a population of five Company-owned stores at March 31, 2008 versus four Company-owned stores open at March 31, 2007.  The Company continues to reflect occupancy costs for its two Company stores that it closed in November, 2007.

Selling, general and administrative expenses include the compensation of design center personnel, the franchise sales and support operations, advertising, marketing and other merchandising expenses, finance and information systems, human resources and training operations, related support functions, and executive officers compensation.  Selling, general and administrative expenses for the three months ended March 31, 2008 were $816,534 compared to $1,092,940 for the three months ended March 31, 2007 for a decrease of $276,406.  Expenses for the three months ended March 31, 2008 include Advertising and Promotional expenses of $25,304 compared to $108,895 spent during the three months ended March 31, 2007 reflecting reduced spending across the board in all advertising categories. Professional fees, excluding investment advisor expense, amounted to $231,950 for the three months ended March 31, 2008 compared to $100,517 for the three months ended March 31, 2007 reflective of increased spending for legal and management consulting services.  Investment advisor expense amounted to $1,689 for the three months ended March 31, 2008 compared to $152,900 for the three months ended March 31, 2007. Personnel costs, excluding stock option expense, amounted to $370,096 for the three months ended March 31, 2008 compared to $433,571 for the three months ended March 31, 2007 reflective of two closed retail stores.  Depreciation expense for the three months ended March 31, 2008 was $52,792 compared to $47,452 for the three months ended March 31, 2007. The majority of the remaining change in selling, general and administrative expenses is spread evenly throughout all remaining expense categories.

Interest expense of $140,415 includes the amortization of deferred imputed interest pursuant to the issuance of convertible and non-convertible debt issued with warrants amounting to $35,004.

Results of Operations for the nine months ended March 31, 2008 compared to the nine months ended March 31, 2007

Recognized sales revenue for the nine months ended March 31, 2008 was $3,203,967 compared to $4,985,992 for the nine months ended March 31, 2007, reflecting a decrease of $1,782,025 or 36%.  This decrease is primarily the result of weakened consumer demand and two closed retail outlets. Aggregate gross profit amounts and percentages were $1,282,798 and 40% for the nine months ended March 31, 2008 as compared to $1,978,507 and 40% for the nine months ended March 31, 2007. The following is illustrative for the nine months ended March 31:

	Nine months ended March 31
	2008			2007
		Gross			Gross
	Sales	Profit	%	Sales	Profit	%

Retail	$ 2,444,793	$ 975,123	40%	$ 3,976,191	$ 1,691,552	43%
Wholesale	$ 494,503	$ 43,004	9%	$ 834,976	$ 112,130	13%
Franchise	$ 264,671	$ 264,671	100%	$ 174,825	$ 174,825	100%

Total	$ 3,203,967	$ 1,282,798	40%	$ 4,985,992	$ 1,978,507	40%

For the nine months ended March 31, 2008, retail sales decreased by $1,531,398 or 39%, when compared to the nine months ended March 31, 2007. Same-store sales, reflecting sales for the Company’s Delaware locations, were $1,916,203 and $2,614,168 for the nine months ended March 31, 2008 and 2007, respectively and decreased significantly by $697,965, or 27%. This decrease is attributable mainly to reduced consumer spending in the consumer electronics category generally experienced by most consumer electronics retailers and the closing of the Company’s Newark, Delaware retail store. New store sales were $528,590 and $1,362,023 for the nine months ended March 31, 2008 and 2007, respectively and accounted for a sales decrease of $833,433 or 61%. The sales decline is reflective of reduced spending in the consumer retail category and the closing of the Company’s Leesport, Pennsylvania retail store. New stores reflect the inclusion of the Company’s Leesport, Pennsylvania and Bel Air, Maryland and Lutherville, Maryland design stores, of which Leesport, Pennsylvania is now closed.

Gross profit amounts and percentages on retail sales for the nine months ended March 31, 2008 amounted to $975,123 and 40% compared to $1,691,552 and 43% for the nine months ended March 31, 2007.  The decline in gross margin is attributable to the underabsorption of warehouse and installation personnel costs owing to the decline of sales installations experienced in the first fiscal quarter coupled with decreased margins on supplies, the write down of defective cable inventory and the sale of retail displays and other obsolete component models at less than standard retail pricing offset by rebates from vendors.

For the nine months ended March 31, 2008, the Company recognized wholesale sales, principally sales to franchisees, of $494,503 compared to $834,976 for the nine months ended March 31, 2007, reflecting a decrease of $340,473 or 41%.  This decrease results from the Company’s franchisees now purchasing audio and video product components directly from manufacturers as opposed to purchasing these components through the Company.  Wholesale gross profit amounts and percentages were $43,004 and 9% compared to $112,130 and 13% for the nine months ended March 31, 2007.  This decline is attributable to the change in the franchise purchasing channel.

For the nine months ended March 31, 2008, the Company recognized $62,500 in earned revenue relating to the opening of its franchises compared to $75,000 recognized in the nine months ended March 31, 2007. Two new franchises were opened during the period ended March 31, 2008.  The Company’s franchise contract provides royalty payments of approximately 4% of franchisee gross revenues.  For the nine months ended March 31, 2008, the Company recognized franchise royalties of $202,171 compared to $96,089 in royalties recognized for the nine months ended March 31, 2007.

Occupancy expenses include leasing expenses for retail design centers and office and warehouse facilities, property taxes, utilities, maintenance and other related occupancy expenses.  For the nine months ended March 31, 2008, occupancy expenses were $509,860 compared to $374,788 for the nine months ended March 31, 2007.  The increase of $135,072 is attributable to the operating costs of a population of five Company-owned stores at March 31, 2008 versus four Company-owned stores open at March 31, 2007. During the nine months ended March 31, 2008, the Company closed two of its stores.  Despite these closures, occupancy costs will continue until such time as the Company can reach an understanding with its landlords.

Selling, general and administrative expenses include the compensation of design center personnel, the franchise sales and support operations, advertising, marketing and other merchandising expenses, finance and information systems, human resources and training operations, related support functions, and executive officers compensation.  Selling, general and administrative expenses for the nine months ended March 31, 2008 were $2,997,490 compared to $3,355,444 for the nine months ended March 31, 2007 for a decrease of $357,954.  Expenses for the nine months ended March 31, 2008 include Advertising and Promotional expenses of $274,131 compared to $396,511 spent during the nine months ended March 31, 2007 reflecting reduced spending in media advertising and in all categories after January 1, 2008. Professional fees, excluding investment advisor expense, amounted to $618,757 for the nine months ended March 31, 2008 compared to $440,233 for the nine months ended March 31, 2007 reflective of increased spending for management consulting services. Investment advisor expense amounted to $136,094 for the nine months ended March 31, 2008 compared to $392,925 for the nine months ended March 31, 2007.  Depreciation expense for the nine months ended March 31, 2008 was $171,637 compared to $109,307 for the nine months ended March 31, 2007, reflective of the increase in new store openings at Wilmington, Delaware and Lutherville, Maryland.  Personnel costs, excluding stock option expense amounted to $1,206,325 compared to $1,268,866 for the nine months ended March 31, 2007 reflective of two closed retail stores The majority of the remaining change in selling, general and administrative expenses is spread evenly throughout all remaining expense categories.

For the nine months ended March 31, 2008, the Company also recognized a loss of $105,375 on disposal of its leasehold improvement fixed assets due to the closing of its Newark, Delaware and Leesport, Pennsylvania stores.

Interest expense of $387,207 includes the amortization of deferred imputed interest pursuant to the issuance of convertible and non-convertible debt issued with warrants amounting to $104,283.

The Company had net losses of $2,986,567 and $3,446,254 for the nine months ended March 31, 2008 and year ended June 30, 2007.  The Company had a working capital deficit at March 31, 2008 that resulted in a current ratio of 0.41 at such date. The Company was able to maintain operations in the nine months ended March 31, 2008 only by borrowing $788,076 on a short-term basis at very high interest rates and allowing accounts payable and accrued expenses to increase to $1,380,068 at March 31, 2008 from $801,978 at June 30, 2007.

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

Liquidity and Capital Resources

During the nine months ended March 31, 2008, net cash used in operating activities was $877,769 and net cash used in investing activities was $2,567, which was due primarily to the purchase of equipment. Net cash provided by financing activities for the nine months ended March 31, 2008 was $760,659. At March 31, 2008, our cash and cash equivalents totaled $112,906, our assets totaled $2,524,609, our liabilities totaled $6,656,555 and we had stockholders' deficit of $4,131,946.

Sources and Use of Cash

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

Although management expects increased operating costs in future periods due to a commitment to develop retail, franchising, and distribution operations on a regional and national scale, it also recognizes the need to monitor its costs and assess the progress of each of its Company-owned design stores. Accordingly, it has begun and will continue a program of selective cost reduction and profit improvement initiatives to keep costs within prescribed parameters. This program had led to the closing of two of its five Company-owned design stores that were underperforming at the store profit contribution level. Despite these closures, management expects an increase in gross profits from sales resulting from the opening of additional design stores whose locations will be in major metropolitan retail centers. Additionally, management anticipates an increase in contributions from its franchise operations, proceeds from additional capital contributions from shareholders, and, to the extent necessary, improvements through further modifications to its business plan.  Currently, each of the Company’s chief executive officer and founder have agreed to defer a major portion of their salaries until the Company is in a better cash flow position.

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

Analysis of Cash Flows

For the nine months ended March 31, 2008

The Company’s cash needs are primarily for working capital to support inventory and fund anticipated future net losses, and for the capital costs of expanding the number of Company-owned design centers.  Additional working capital will be used to further develop the Company’s ability to significantly expand and support franchise operations.

Net cash used in operating activities was $877,769 for the nine months ended March 31, 2008, consisting of the loss for the nine months ended March 31, 2008 of $2,986,567, which included non-cash depreciation and amortization charges amounting to $671,120, an increase in accounts receivable of $207,827, and an increase in prepaid expenses of $34,307, offset by a loss on disposal of leasehold assets of $105,375, an increase in allowance for doubtful accounts of $63,312, stock option vesting of $99,729, accretion of discount on convertible debt of $269,497, a decrease in inventory of $248,569, an increase in accounts payable of $578,090, an increase in deferred sales of $161,975, the issuance of common share and warrants amounting to $41,337, the decrease of all other assets of $55,259 and an increase of all other liabilities of $56,669.

Net cash used by investing activities was $2,567 for the nine months ended March 31, 2008, for purchase of equipment.

Net cash provided by financing activities was $760,659 for the nine months ended March 31, 2008 and consisted of $225,000 of proceeds from short term promissory notes and $563,076 of proceeds from short term convertible promissory notes, offset by the repayment of notes of $27,417.

Through June 4, 2008, the Company negotiated with numerous vendors to resolve their outstanding claims for payments due.  Through these negotiations, to settle these claims in full, the Company has reduced certain vendor claims from $504,000 to $185,000.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements to which the Company is a party.

Item 3. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008. The evaluation revealed to the Company’s principal executive officer and principal financial officer that the design and operation of the Company’s disclosure controls and procedures were effective as of March 31, 2008.

There have been no significant changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control for the period covered by this Quarterly Report on Form 10-QSB.

PART II
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 4, 2008, the Company granted to a director a stock option to purchase 50,000 shares of the Company’s Common Stock at an exercise price of $0.10 per share as compensation for serving as a director. The option expires on January 4, 2018 and is exercisable as follows: 25% on each of January 4, 2009, January 4, 2010, January 4, 2011 and January 4, 2012.

Item 5. Other Information

In March 2008 we adopted a new 2008 Equity Incentive Plan for the benefit of our directors, officers, key employees and consultants, and we have reserved 7,000,000 shares of common stock for such persons pursuant to that Plan.

On June 2, 2008, the Company closed its Bel Air, MD corporate store.  This store did not fit the Company’s growth model and was not profitable.  Currently the company is still liable for the lease per the original agreement.

Item 6.  Exhibits

Exhibit	Description of Exhibit

10.1	2008 Equity Incentive Plan

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended executed by the Chief Executive Officer of the Company.

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended executed by the Chief Financial Officer of the Company.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by the Chief Executive Officer of the Company.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by the Chief Financial Officer of the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THEATER XTREME ENTERTAINMENT GROUP, INC.

Registrant
June 5, 2008	By: /s/ Robert G. Oberosler
Robert G. Oberosler
Chairman of the Board and Chief Executive Officer

June 5, 2008	By: /s/ Robert G. Oberosler
Robert G. Oberosler
Chairman of the Board and Chief Executive Officer

By: /s/ James J. Vincenzo
James J. Vincenzo
Chief Financial Officer