Form 10KSB/A
period 2007-06-30
THEATER XTREME ENTERTAINMENT GROUP, INC
filed 2008-09-23
CIK 1089775

U.S. Securities and Exchange Commission

Washington D.C.  20549

FORM 10-KSB/A

Amendment No. 1

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file Number  0-26845

THEATER XTREME ENTERTAINMENT GROUP, INC.

(Name of small business issuer in its charter)

Florida	65-0913583
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Corporate Boulevard, Suite E, Newark, Delaware	19702
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (302)  455-1334

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value

(Title of Class)

Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒        No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐         No  ☒

State issuer's revenues for its most recent fiscal year $6,110,464

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $1,141,776 (16,311,090) shares at $0.07 per share), as computed by reference to the last sale price of the Company’s Common Stock, as reported by the OTC Bulletin Board on September 19, 2008.

 (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date................

As of September 19, 2008, there were approximately 28,884,179 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one)   Yes  ☐        No  ☒

EXPLANATORY NOTE

Theater Xtreme Entertainment Group, Inc. (the “Company”, “our” or “we”) filed an Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007 (the “Annual Report”) with the Securities and Exchange Commission (“SEC”) on October 15, 2007. Contained within the Annual Report was a statement by the Company that Part III of the Annual Report would be incorporated by reference from the Company’s proxy statement that it expected to be filed within 120 days of the Company’s fiscal year end. The Company never filed its proxy statement and Part III of the Annual Report was never filed with the SEC.

We are filing this Amendment Number 1 to the Annual Report solely to provide the information that was required by Part III of the Annual Report. No information previously provided in the Annual Report is provided in this Amendment Number 1 to the Annual Report. Also, other than where the context clearly describes, the Part III information contained in this Amendment Number 1 to the Annual Report speaks as of the last date of the period covered by the Annual Report.

We have not updated or amended the disclosures contained in the Annual Report to reflect events that have occurred since the filing of the Annual Report, or modified or updated those disclosures in any way, other than as described herein. Accordingly, the Annual Report and this Amendment Number 1 to the Annual Report should be read in conjunction with our filings made with the SEC subsequent to the filing of the Annual Report on October 15, 2007, as the information contained in such subsequent filings may update or supersede certain information contained in the Annual Report and/or this Amendment Number 1 to the Annual Report.

PART III

Item 9.

Directors and Executive Officers of The Registrant; Compliance With

  Section 16(A) Of The Exchange Act

(a) Identity of directors, executive officers and significant employees as of the last date of the period covered by the Annual Report.

Name	Age	Position with the Company	Period Served/Term
Scott R. Oglum	50	Chairman, Chief Executive Officer and Director	From inception to April 2008 One year (1)
Kenneth D. Warren	48	President and Chief Operating Officer	From Dec. 2005 to March 2008 One year (2)
James J. Vincenzo	60	Chief Financial Officer and Treasurer	From Oct. 2005 to June 2008 One year (3)
Justin L. Schakelman	30	Vice President, Secretary and Director	From Feb 2005 to May 2008 One year (4)
David R. Hludzinski	41	Director	From 2005 to present One year
H. Gregory Silber	40	Director	From 2005 to Present One year
W. James Ludlow	53	Director	From 2005 to 2007 One year (5)

(1)

On April 7, 2008 Scott Oglum resigned as Chairman and Chief Executive Officer and as a member of the Company’s board of directors, but he remains employed with the Company in a non-executive officer capacity. Robert Oberosler was named the Company’s Chairman of the Board of Directors and Chief Executive Officer on April 7, 2008, as more fully described in the Company’s Form 8-K’s filed on April 10, 2008. On May 14, Scott Oglum resigned as a member of the Company’s board of directors.

(2)

On March 5, 2008 Ken Warren resigned the Company’s President and Chief Operating Officer, but he remained employed with the Company as its Senior Vice President of Sales. Robert Oberosler was named the Company’s president on March 5, as more fully described in the Company’s Form 8-K’s filed on March 11, 2008. Effective July 1, 2008 Ken Warren was released by the Company as its Vice President of Sales.

(3)

On June 30, 2008, James J. Vincenzo resigned as the Company’s chief financial officer. Theresa Q. Hoffmann was named as the Company’s Interim Chief Financial Officer and Chief Information Officer, as more fully described in the Company’s Form 8-K filed on July 7, 2008.

(4)	On May 14, 2008, Justin Schakelman resigned as a member of the Company’s board of directors, but he continues to serve as Vice President and Secretary of the Company.
(5)

W. James Ludlow resigned as a director of the Company on October 21, 2007. Mr. Vince Pipia was appointed as a member of the Board of Directors on April 7, 2008 as more fully described in the Company’s Form 8-K’s filed on April 10, 2008.

 (b) Business experience of directors, executive officers, and significant employees as of the last date of the period covered by the Annual Report.

Scott R. Oglum was Chairman Chief Executive Officer and is the founder of the Company and has a background in franchise sales and marketing, having developed the Second Source Computer Center franchise organization in the early 1990’s. Mr. Oglum also served as President of the Company until December 27, 2005. Mr. Oglum started Second Source Computer Center in October 1988 and was the owner of that business, until it was sold in February, 2004. Mr. Oglum served as the chief executive officer of the Company since its inception in September, 2003 as Theater Xtreme, Inc. Prior to 1988, his background was managing computer franchise stores on the East coast and in Texas, working for Entre Computer Center. Mr. Oglum’s educational background includes his undergraduate degree earned at the University of Wisconsin - Madison, where he also attended the Graduate School of Business.

Kenneth D. Warren was President and Chief Operating Officer. Previously, Mr. Warren served as Executive Vice President - Franchising and previously Director - Franchising, since February 11, 2005. From January 2004 until the merger on February 11, 2005, he served as Vice President of Theater Xtreme, Inc. From November, 1999 to December, 2003, Mr. Warren served as General Manager of Outten Brothers Furniture located in Dover, Delaware. He has a 20 year background in sales and management, having worked in the automotive, furniture and computer industries. His expertise is in operating efficiencies and sales management. He attended Washington State University where he specialized in business administration.

James J. Vincenzo was Chief Financial Officer and Treasurer. Prior to joining the Company, Mr. Vincenzo was employed by Physiometrics, Inc., a healthcare service firm in Mount Laurel, NJ from January 2005 to September 2005 and served as its Chief Financial Officer until September 30, 2005. Prior to Physiometrics, Mr. Vincenzo was a self-employed consultant from 1999 to 2004 with Grimble & Company, Inc., a management consulting firm. During that time he also served as Treasurer for PurelyWeb Corporation, an enterprise software company, in 2001.

Justin L. Schakelman was Corporate Vice President - Marketing, Communications and Training and Secretary has served in that capacity since February 11, 2005, upon consummation of the merger between Theater Xtreme, Inc. and BF Acquisition Group II, Inc. He was elected as a director in 2005. From September 2003 until February 11, 2005, Mr. Schakelman was employed by the Company’s predecessor, Theater Xtreme, Inc. Mr. Schakelman served as a non-compensated employee until January 2005. From September 2001 until May 2004, he pursued a doctorate in educational technology at the University of Delaware, and from September 1997 until May 2001, he attended Shippensburg University in Shippensburg, Pennsylvania. Mr. Schakelman is Mr. Oglum’s step-son.

David R. Hludzinski was elected as a director in 2005 and is the Americas Sales Manager for Planar Systems, Inc. Mr. Hludzinski’s career in sales and management began with Sony Corporation, where he advanced to Sr. Account Manager for the Consumer Application Group and increased core business tenfold. During his tenure at Sony (1992 to 1998), he played a strategic role in Sony’s entry into the digital satellite market. Mr. Hludzinski continued his focus on new market development at InFocus® Corporation where he was instrumental in helping to develop new markets in catalog sales and e-commerce, and created new global accounts. He holds a B.A. in sociology with minor in business from University at Albany.

W. James Ludlow was elected as a director in 2005 and is the CEO, CFO and co-founder of Imirage. Formed in 1994, Imirage provides Internet related marketing and technology strategic support to 60 mid-Atlantic based clients with well-known names. Also, Mr. Ludlow has been instrumental in leading the development, marketing and deployment of two, enterprise, web-based portal software programs and a patent-pending software application that wirelessly enables web site content and software programs. Mr. Ludlow spent 24 years in a variety of financial, technical and operating management positions at DuPont and Air Products and Chemicals. His expertise centered in providing financial advice, business process improvement and the deployment of electronic commerce technologies. He has 22 published professional articles and has been quoted in many publications including Harvard Business Review and Fortune. Mr. Ludlow has taught 14 accounting and finance courses at the University of Delaware and Penn State University and has spoken at many conferences and panels. He has also worked in leadership and Board positions with several organizations including the Chemical Industry Data Exchange. In 1994, his first book, The Road to Wealth, which reflects his personal investment philosophies and advice, appeared in bookstores nationwide. He holds an MBA in Finance from Indiana University.

H. Gregory Silber was elected as a director in 2005 and has been President and CEO of Intelligent Systems, Inc., a custom software-consulting firm specializing in IT solutions for the pharmaceutical industry since 2001. Prior to 2001, he served as President of G-Soft Consulting in Delaware. During his 17 years of experience in the technology industry, Mr. Silber has held executive positions in three successful companies. He has held a position on the board of directors of the Delaware Academy of Science since 1999. In addition, Mr. Silber has taught Computer Science at the University of Delaware since 1999, and has published several scientific papers in Computational Linguistics and Artificial Intelligence. He regularly speaks at universities and conferences, internationally. Mr. Silber holds a Master of Science degree from the University of Delaware in computer science and artificial intelligence.

Each Director of the Company holds such position until the next annual meeting of shareholders and until his successor is duly elected and qualified.  The officers hold office until the first meeting of the board of directors following the annual meeting of shareholders and until their successors are chosen and qualified, subject to early removal by the board of directors.

Audit Committee

During the period covered by this report, the Company did not have a separately designated standing audit committee in place; the Company’s entire board of directors served, and currently serves, in that capacity. This is due to the Company’s development stage, lack of business operations, and the small number of executive officers involved with the Company. Our board of directors will continue to evaluate, from time to time, whether a separately designated standing audit committee should be put in place. During the period covered by this report, James Ludlow served as the audit committee financial expert as such term is defined by the rules promulgated by the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

To the best of our knowledge, based solely on a review of the copies of such reports furnished to our Company by our officers, directors and/or beneficial owners of more than 10% of our Common Stock, the following persons failed to file reports as required by Section 16(a) of the Exchange Act during the period covered by this report: (i) James Vincenzo failed to file on a timely basis two Form 4’s, each representing one transaction; and (ii) Kenneth D. Warren failed to file one Form 4 representing one transaction.

Code of Ethics

The Company has not yet adopted a code of ethics for its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions or any other position due to its development stage, the small number of executive officers involved with the Company, and the fact that the Company operates with few employees. Our board of directors will continue to evaluate, from time to time, whether a code of ethics should be developed and adopted.

Item 10.

Executive Compensation

The following table sets forth information concerning the compensation received by the executive officers of the Company as of the last date of the period covered by this report:

Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Scott Oglum Chairman and Chief Executive Officer	2007	206,400	--	--	--	--	--	5,374 (2)	211,774
	2006	206,400	-	--	--	--	--	6,780 (1)	213,180
	2005	86,400	119,100	--	--	--	--	4,234 (1)	209,734

Kenneth D. Warren (2) President and Chief Operating Officer	2007	107,997	--	--	--	--	--	$1,068(1)	109,065
	2006	99,996	27,963	--	56,223	--	--	724 (1)	184,906
	2005	60,000	36,570	--	58,631	--	--	1,261 (1)	156,462

James J. Vincenzo (3) Treasurer and Chief Financial Officer	2007	100,000	--	--	--	--	--	4,400(1)	104,400
	2006	67,082	3,500	--	248,220	--	--	2,937 (1)	321,739
	2005	--	--	--	--	--	--	--	--

Justin Schakelman (4) Corporate Vice President, Secretary and Director	2007	75,000	--	--	--	--	--	5,200(1)	80,200
	2006	60,969	--	--	--	--	--	1,359 (1)	62,328
	2005	24,000	215	--	--	--	--	268 (1)	24,483

(1)	Reflects reimbursement of vehicle costs or out-of-pocket business expenses.
(2)	Mr. Warren was Executive Vice-President until December 27, 2005.
(3)	Mr. Vincenzo joined the Company in October 2005.
(4)	Mr. Schakelman was a non-compensated employee until January 2005.

Option Grants in Last Fiscal Year

During the fiscal year ended June 30, 2007, no executive officer named in the summary compensation table was granted stock options.

 Compensation of Directors

During fiscal years 2006 and 2007, no officer or director received any type of compensation from our Company for serving as such.

Compensation Committee

Our Board of Directors currently has no formal committees, such as a compensation committee or an audit committee.

Stock Option Plan

The 2005 Stock Option Plan (the “Plan”) was unanimously approved by the Board of Directors and shareholders on April 5, 2005. The Plan authorizes the grant of options to officers, employees, affiliates and directors of the Company to purchase shares of the Company’s common stock. On October 19, 2005, the Board of Directors unanimously approved amending the Plan to increase from 1,400,000 to 1,700,000 the maximum aggregate number of shares of common stock that may be issued under the Plan. On November 8, 2005, the Board of Directors unanimously approved increasing the maximum to 2,000,000 from 1,700,000 and amending the Plan accordingly. Such increase was approved by the shareholders at the 2005 Annual Meeting of Shareholders held on December 21, 2005.

As of June 30, 2007, options to purchase 484,283 shares remained available for grant under the Plan.

Employment Contracts and Termination of Employment Arrangements

As of the last date of the period covered by this report, we did not have any employment contracts or termination of employment agreements with any of our executive officers.

Item 11.

Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The following table shows, as of June 30, 2007, the number and percentage of shares of the Company’s common stock owned beneficially by (i) each director, (ii) each executive officer, (iii) all executive officers and directors as a group, and (iv) each person who is known by us to own beneficially more than 5% of the Company’s common stock. All common stock with respect to which a person has the right to acquire beneficial ownership within 60 days is considered beneficially owned by that person for purposes of this table even though such stock may not actually be outstanding. Unless otherwise noted, all shares are owned directly with sole voting and sole investment power and the address is c/o Theater Xtreme Entertainment Group, Inc., 250 Corporate Boulevard, Suite E, Newark, Delaware 19702.

Name of Beneficial Owner	Amount(1)	Percent of Class(2)
Scott R. Oglum	3,618,275(3)	18.01%
James J. Vincenzo	155,836(4)	*
David R. Hludzinski	205,689(5)	1.02%
W. James Ludlow	185,703(6)	*
Linda Oglum	2,978,000(7)	14.83%
Justin L. Schakelman	500,006	2.49%
H. Gregory Silber	50,000(8)	*
Kenneth D. Warren	270,840(9)	1.34%
The Werwinski Family Limited Partnership	2,070,275(10)	10.31%
All directors and executive officers together as a group (7 persons)	4,986,349(11)	24.82%
* Represents less than 1% of the Company’s common stock.

(1)

This table is based on information supplied by officers, directors and principal shareholders of the Company and on any Schedule 13D or 13G filed with the SEC. On that basis, the Company believes that each of the shareholders named in this table has sole voting and dispositive power with respect to the shares indicated as beneficially owned except as otherwise indicated in the footnotes to this table.

(2)	Applicable percentages are based on 20,087,425 outstanding on June 30, 2007.

(3)	Does not include 2,978,000 shares owned by Linda Oglum, Mr. Oglum’s spouse, on June 30, 2007. Mr. Oglum disclaims any beneficial interest in the shares owned by his wife.

(4)

On June 30, 2007, Mr. Vincenzo owned options to purchase 416,667 shares of Company Common Stock, 166,667 shares at an exercise price of $0.35 per share and 250,000 shares at $1.00 per share. 62,500 of such options were vested, or would have been vested, sixty days thereafter and are included in the table above.

(5)

On June 30, 2007, Mr. Hludzinski owned options to purchase 50,000 shares of Company common stock at an exercise price of $0.35 per share, of which options to purchase 25,000 such shares were vested and included in the table above. Mr. Hludzinski also owned options to purchase 10,000 additional such shares exercisable at $1.12 per share; none of such options were vested, or would have been vested, sixty days thereafter.

(6)

On June 30, 2007, Mr. Ludlow owned options to purchase 50,000 shares of Company common stock at an exercise price of $0.35 per share, of which options to purchase 25,000 such shares were vested and included in the table above. Mr. Ludlow also owned options to purchase 10,000 additional such shares exercisable at $1.12 per share; none of such options were vested, or would have been vested, sixty days thereafter.

(7)	Does not include 3,618,275 shares owned by Scott Oglum,Mrs. Oglum’s spouse, on June 30, 2007. Mrs. Oglum disclaimed any beneficial interest in the shares owned by her husband.

(8)

On June 30, 2007, Mr. Silber owned options to purchase 50,000 shares of Company common stock at an exercise price of $0.35 per share, of which options to purchase 25,000 such shares were vested and included in the table above. Mr. Silber also owned options to purchase 10,000 additional such shares exercisable at $1.12 per share; none of such options were vested, or would have been vested, sixty days thereafter.

(9)

On June 30, 2007, Mr. Warren owned options to purchase 450,000 shares of Company common stock at an exercise price of $0.35 per share, of which options to purchase 245,834 such shares were vested and included in the table above. No further options held by Mr. Warren would have vested 60 days thereafter. The number of shares in the table does not include 20,006 shares owned by Hildaura Warren, Mr. Warren’s spouse. Mr. Warren disclaims beneficial interest in the shares owned by his wife.

(10)	Robert and Edna Werwinski are the general partners of the limited partnership and had shared power to vote and dispose of such shares. The address is 3 Chipmunk Lane, Kennett Square, PA, 19348.

(11)	Such total is comprised of 4,603,015 shares of common stock and 383,334 options to purchase common stock, which on June 30, 2007, had vested or would have vested 60 days thereafter.

Securities Authorized for Issuance under Equity Compensation Plans

As of the last date of the period covered by the Annual Report, our Company had 2,000,000 securities authorized for issuance under its 2005 Stock Option Plan.

 The following table summarizes information regarding securities authorized for issuance under the 2005 Stock Option Plan as of June 30, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,515,717	$0.535	484,283
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total:	1,515,717	$0.535	484,283

Item 12.

Certain Relationships and Related Transactions; Director Independence

Certain of the video components sold by the Company bear the InFocus® brand name and are purchased through distributors authorized to sell InFocus® products. A Company’s director and shareholder, David Hludzinski, was formerly employed by InFocus® Corporation as its Business Development Manager for the Consumer Sector where he was chiefly responsible for starting the consumer business unit in North America and for creating and developing relationships with strategic partners in the consumer electronics industry. Aggregate purchases of product bearing the InFocus® brand name amounts to approximately $8,097 for the fiscal year ended June 30, 2007, respectively.

In September, 2006, the Company entered into a distribution agreement with Planar Systems, Inc. to distribute its existing and future product lines comprised of video screens and video components. Mr. Hludzinski is currently employed by Planar as its Americas Sales Manager where he is currently working to launch Planar’s consumer video line. As of June 30, 2007, the Company purchased approximately $7,508 of video line products from Planar.

Justin Schakelman, who, as of the last date of the period covered by this report, was a director and Corporate, Vice President-Marketing, Communications and Training, is the step-son of Scott Oglum, our founder and former Chief Executive Officer, President and member of our Board of Directors.

Independence of the Board of Directors

After review of all relevant information provided by the directors and the Company with regard to each director’s business and personal activities as they may relate to the Company and its senior management and independent auditors, as of the last date of the period covered by this report, the Board of Directors had determined affirmatively that James Ludlow, H. Gregory Silber and David Hludzinski were independent directors within the meaning of the rules promulgated by the Securities and Exchange Commission.

Item 14.

Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for the years ended June 30, 2007 and 2006 for professional services rendered by Morison Cogen, LLP for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended June 30, 2007 was $34,500; and for the year ended June 30, 2006 was $23,000.

Audit-Related Fees

The aggregate fees billed for the years ended June 30, 2007 and 2006 for assurance and related services by Morison Cogen, LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above for the year ended June 30, 2007 was $38,975; and for the year ended June 30, 2006 was $40,820.

Tax Fees

The aggregate fees billed for the years ended June 30, 2007 and 2006 for tax compliance, tax advice, or tax planning by Morison Cogen, LLP for the year ended June 30, 2007 was $-0-; and for the year ended June 30, 2006 was $850.

All Other Fees

No fees were billed for the fiscal years ended December 31, 2007 and 2006 for products and services provided by Morison Cogen, LLP other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above. The aggregate fees billed for the year ended June 30, 2007 for tax services rendered by Snyder & Co. was $2,175.  The aggregate fees billed for the year ended June 30, 2006 for tax services rendered by Dale Gravatt, CPA was $2,435.

Audit Committee Pre-Approval Policies

The Company's audit committee currently does not have any pre-approval policies or procedures concerning services performed by Morison Cogen, LLP. All the services performed by Morison Cogen, LLP that are described above were pre-approved by the Company's audit committee.

None of the hours expended on Morison Cogen, LLP 's engagement to audit the Company's financial statements for the years ended December 31, 2007 were attributed to work performed by persons other than Morison Cogen, LLP’s full-time, permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THEATER XTREME

ENTERTAINMENT GROUP, INC.

By:  /s/ Robert Oberosler

        Robert Oberosler,

        Chief Executive Officer

Dated: September 22, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert Oberosler	Chief Executive Officer	September 22, 2008
Robert Oberosler	Director

/s/Theresa Q. Hoffmann	Interim Chief Financial	September 22, 2008
Theresa Q. Hoffmann	Officer

/s/ Justin L. Schakelman	Vice President and Secretary	September 22, 2008
Justin L. Schakelman

/s/ David R. Hludzinski	Director	September 22, 2008
David R. Hludzinski

/s/ H. Gregory Silber	Director	September 22 2008
H. Gregory Silber

/s/ Vince Pipia	Director	September 22, 2008
Vince Pipia

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification of Principal Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.