Form 10KSB
period 2008-06-30
THEATER XTREME ENTERTAINMENT GROUP, INC
filed 2008-11-06
CIK 1089775

U.S. Securities and Exchange Commission

Washington D.C.  20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file Number  0-26845

THEATER XTREME ENTERTAINMENT GROUP, INC.

(Name of small business issuer in its charter)

Florida	65-0913583
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Corporate Boulevard, Suite E, Newark, Delaware	19702
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (302)  455-1334

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of exchange on which registered
None	None

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

State issuer's revenues for its most recent fiscal year $3,743,380

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $789,803 (15,796,070 shares at $0.05 per share), as computed by reference to the last sale price of the Company’s Common Stock, as reported by the OTC Bulletin Board on November 4, 2008.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date................

As of November 4, 2008, there were approximately 29,084,179 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one)   Yes  ☐        No  ☒

TABLE OF CONTENTS

PART I

Item 1.	Description of Business

Item 2.	Description of Property

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Common Equity and, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Item 6.	Management's Discussion and Analysis or Plan of Operation

Item 7.	Financial Statements

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8.A.	Controls and Procedures

Item 8.B.	Other Information

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Item 10.	Executive Compensation

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12.	Certain Relationships and Related Transactions; and Director Independence

Item 13.	Exhibits

Item 14.	Principal Accountant Fees and Services

Forward-Looking Statements

This report on Form 10-KSB contains forward-looking statements. These statements relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our Company or its industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Although our Company believes that the expectations reflected in the forward-looking statements are reasonable, our Company cannot guarantee future results, levels of activity, performance or achievements. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, including those events and factors described by us in "Description of Business-Risk Factors Related to Our Business," not all of which are known to us. Management believes that their expectations are based on reasonable assumptions within the bounds of their knowledge of the Company’s business and operations.

Factors that might cause or contribute to differences between Management’s expectations and actual results include:

1.

The Company’s ability to:

a.

Obtain adequate capital to fund operations and the opening of additional stores;

b.

Obtain growth and profitability as anticipated by Management;

c.

Maintain margin and sales growth rate;

d.

Attract and retain high quality employees; and

e.

Successfully compete with competitors in the Company’s industry;

2.

The effect of changing economic conditions on the Company; and

3.

Continued demand for the Company’s products and services.

The listing of factors is not intended to include all potential risk factors, and we make no commitment to update these factors or to revise any forward-looking statements for events or circumstances occurring after the date hereof, except as required by law.

Item 1.

Description of Business

Overview

Theater Xtreme Entertainment Group, Inc., a Florida corporation, is the successor by merger to Theater Xtreme, Inc. that was formed in 2003. We provide one-stop shopping for home cinema video, audio, furniture, control technology, design assistance, and accessories.

Our principal executive office is located 250 Corporate Boulevard, Suite E, Newark, 19702. Our website address is www.theaterxtreme.com.. No information found on our website is part of this report. Also, this report includes the trade names of other companies. Unless specifically stated otherwise, the use or display by us of such other parties' names and trade names in this report is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, any of these other parties. Unless the context otherwise requires, all references to the "Company," "we," "our" or "us" and other similar terms means Theater Xtreme Entertainment Group, Inc., a Florida corporation.

Our Business

Theater Xtreme Entertainment Group, Inc. is a retailer engaged in selling front end projection home theaters packages. We are also a retailer, importer and wholesaler of home theater furnishing and accessories, and a franchise marketing company engaged in retail sales of home cinema design centers.

Our Company’s first retail store opened on September 1, 2003 in Newark, Delaware, which was built to resemble an actual movie theater, and for several years thereafter, all of our stores designs mimicked that same movie theater layout. Through the years we refined that store layout, and during fiscal year 2007, we relocated that retail store to an improved location in Wilmington, Delaware, and redesigned it with a new and highly acclaimed store layout.

In 2008 we built on the success of the Wilmington design center, and we engaged the services of an new architectural design firm and interior designer to reconfigure store layouts, create a more sophisticated appearance, enhance brand image, provide more home theater options, and create a more dramatic retail store atmosphere for the whole family, with a greater focus on women shoppers and “gamers.”

Our design centers focus on the sale and installation of affordable large-screen front projection in-home cinema rooms comprised of video and audio home theater components.  Almost all of our home theater systems are installed on-site at customer homes, with screen sizes ranging from 80 inches to over 12 feet.  In addition to home theater sales, the Company also sells and installs theater systems for business use. We also sell theater seating, interior décor items, accessories and our OneView™ digital theater management system.

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

Retail pricing of the Company’s video systems starts at under $3,000 per system with an average price point of approximately $9,000.  Systems are comprised of components from manufacturers such as Denon, Epson,, JVC®, Klipsch®, marantz® and Mitsubishi. A basic home theater system might include a 92” screen, ceiling mounted projector, and cabling, all of which would be installed by the Company at the customer’s choice of location. Video systems are sold as cinema packages and are branded under theater names, such as “The Rialto,” “The Majestic,” “The Palace,” and “The Grand.”

Our Restructuring and Expansion Plans

During our past fiscal year, we closed three of our corporate design stores and sold two additional franchises. In July 2008, we opened, through one of our franchisees, our first store located in a major lifestyle center. At this stage of our development; however, we have repositioned ourselves to be less reliant on franchise sales and selling new franchises, and as we move forward, we expect the sale of new franchises to be a less important aspect of our current business plan. In fact, we are currently in the process of marketing most of our franchises units, which enables us to focus on store growth in high traffic locations that are less reliant on advertising to drive sales and customer traffic.

In calendar year 2009, subject to available financing, our Company anticipates opening three Company-owned design centers located in high traffic super regional malls or lifestyle centers. These newly designed centers will feature all the enhancements mentioned above, with additional emphasis on name brands, RowOne, and total solution offerings through our vendor partners.

The following table sets forth the number of Theater Xtreme design stores that are open and operating or are franchised but not yet open :

	Design Stores Opened and Operating			Franchised
	Company		Total	Not Yet
	Owned	Franchised	Opened	Opened	Total
Number of design stores at June 30, 2006	3	6	9	12	21

Net additions (deletions) in the fiscal year ended June 30, 2007	2	3	5	0	5

Number of design stores at June 30, 2007	5	9	14	12	26

Net additions (deletions) in the fiscal year ended June 30, 2008	(3)	3	(1)	(1)	(2)

Number of design stores at June 30, 2008	2	12	14	11	24

Another component of our Company’s strategic growth plan is to increase distribution of its private-label products. In fiscal 2007, we began expanding private-label offerings into home theater furniture, interior décor elements and accessories. Seating and décor products are branded under the RowOne® registered trademark. We plan to continue our expansion program to include additional trademarked products, and to sign an agreement with a national distribution partner to sell RowOne products to consumer electronic dealers. During October 2008, we entered into a definitive agreement to acquire Jasper Cabinet Company as part of this growth initiative

Our Customers

We market our home theater systems towards a larger consumer base than traditional custom home theater companies by focusing on lower retail price points in a store setting where customers can easily and readily encounter the complete home theater experience in a number of home settings. Our customers are primarily middle-income home owner families who reside in homes whose prices begin at approximately $250,000. Our typical customer base consists of suburban households, new home buyers, and customers remodeling their homes. Approximately eighty percent of our sales volume consists of products that are professionally installed by our Company in the customer’s home, with the remaining twenty percent being self-installed by the customer.  Our product offerings are designed to appeal to all customers who enjoy movies, TV, the internet and gaming; and we believe that our “cinema rooms” are offered at reasonably affordable prices that appeal to many customers who would otherwise not consider purchasing custom installed cinema rooms for their households.

Our Competitors

Our competitors are:

•

existing audio/video dealers

•

custom audio/video installation companies

•

regional and national audio/video chain stores

•

regional and national general merchandise chain stores

•

furniture dealers

•

computer stores

Audio/video products and components that comprise similar home theater systems are available from numerous manufacturers and are sold through local authorized specialty stores and regional and national chain stores and outlets.  We believe we can effectively compete with these competitors due to the fact that some manufacturers (i) place restrictions on certain categories of distribution (notably online sales) and the number of dealers authorized to sell the manufacturer’s product; and (ii) establish minimum advertised pricing points for certain of their products. We choose our manufacturers and product offerings based upon manufacturer distribution strategy, quality of product offerings, value perception with the customer and advantages that manufacturers offer to custom retail stores.

We market through our design centers our assorted collection of private-label theater seating under the RowOne® brand; which we believe effectively competes with furniture dealers and other competitive stores and outlets for theater seating due to the fact that these competitors typically carry only a limited number of theater furniture styles and selections.

We are unaware at this time of any competitive outlets that showcase product offerings and selections in a manner similar to our Company’s design centers.  However, we foresee no significant barriers to our competitor stores expanding their business to include similar product offerings, product displays and installation services.

Our Employees

As of June 30, 2008, our Company employed 15 full-time employees.

Risk Factors Related To Our Business

Investing in our common stock is risky. In addition to the other information in this report, you should consider carefully the following risk factors in evaluating us and our business. If any of the events described in the following risk factors were to occur, our business, financial condition or results of operations likely would suffer. In that event, the trading price of our common stock could decline, and you could lose all or a part of your investment.

We Have a Limited Company History Upon Which You Can Evaluate Our Prospects and Future Performance

Our Company is the successor by merger to Theater Xtreme, Inc., which was formed in 2003 and accordingly, we have only a limited history upon which an evaluation of our prospects and future performance can be made. Our operations are subject to all business risks associated with new enterprises. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the establishment and expansion of a business, operation in a competitive industry, and the continued development of advertising, promotions, and customer base. We cannot assure you that our Company will operate profitably.

We Have Experienced Operating Losses in the Past and We Presently Do Not Generate Sufficient Funds to Sustain a Level of Profitability; Doubt about Ability to Continue as a Going Concern

We incurred a net loss of $4,345,078 for the year ended June 30, 2008 and $3,446,254 for the year ended June 30, 2007, and we had a net working capital deficit of $2,109,856 at June 30, 2008 We anticipate that we will continue to incur operating losses through at least the third quarter of 2009 and we expect to continue to make significant operating and capital expenditures in 2009 as a result of our opening three Company-owned design centers located in high traffic super regional malls or lifestyle centers and in connection with the expansion of our private label home theater products. As a result, we will need to obtain additional debt or equity financing to sustain our operations and subsequently generate significant additional revenue to achieve profitability, and we cannot assure you that either of these things will ever occur.

These conditions raise substantial doubt to our independent auditors about our ability to continue as a going concern, who have included an explanatory paragraph in their audit report issued in connection with our financial statements.  The paragraph states that our significant losses from operations, negative working capital and accumulated deficit raise substantial doubt about our ability to continue as a going concern. It also states that our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern

We Are Dependant on Robert Oberosler, Our Company’s Chairman, President and Chief Executive

Our Company’s business and success is significantly dependent upon Robert Oberosler, our Chairman, President and Chief Executive Officer, and developer/implementer of the company’s restructuring plans, cost saving initiatives, and growth strategies.  The loss of Mr. Oberosler could have a material adverse effect on the Company.

Our Expansion Plan Will Expose Our Company to Additional Risks Which May Negatively Affect Our Company

Our Company plans on expanding its business through (i) the expansion of its corporate store base; (ii) the growth of its wholesale/retail home theater furnishing/accessories business by partnering with consumer electronics and furniture channels distributors/dealers; (iii) partnering with a national retailer to implement store in a store; and (iv) offer assist for existing franchisees to grow their sales base. We cannot assure you that any or all of these business expansion plans will be achieved in part or whole.  Any such expansion of operations will entail risks, and such actions may involve specific operational activities which may negatively affect our profitability. Consequently, shareholders must assume the risk that such an expansion may (a) ultimately involve expenditures of funds beyond the resources available to our Company at that time; (b) divert management’s attention and resources away from its existing operations, (c) be curtailed if we are unable to partner with a national retailer willing to implement the store in store model; and/or (d) be curtailed if our existing franchise base cannot expand due to our current  economic “slow down,” all of which may have a material adverse effect on our Company’s present and prospective business activities.

Further, our failure to effectively improve and expand our operational and financial management capabilities, increase staffing, and effectively train, motivate and manage our employees could also harm our Company’s business.

Our Business is Competitive and We Have Significant Competition from More Established and Better Capitalized Competitors

Generally, home theater systems (including projection systems) are sold by established specialty dealers and some well established mass merchants, internet dealers, and custom installation dealers, all of which tend to focus on the upscale marketplace.  Although competition for its retail sales does exist, management believes that the Company’s focused retail design store style of retailing and its marketing programs are both unique in nature, and the expertise of management combined with the innovative nature of its product matrix and its sophisticated web site sets the Company apart from its competitors.  There is the possibility that new or existing competitors could seize on the Company’s product ideas and business model and produce competing stores with similar product matrixes.  Likewise, these new competitors could be better capitalized than the Company which could give them a significant competitive advantage.  There is the possibility that the competitors could capture significant market share of the Company’s intended market.

Our Business is Sensitive to Changes In General Economic Conditions

The financial fortunes of the Company may be sensitive to adverse changes in general economic conditions in the United States, such as recession, inflation, unemployment, declining real estate values and increasing interest rates.  Such changing conditions could reduce demand in the marketplace for the Company’s products and services.  Management believes that the niche products and the extensive product line of the Company may insulate the Company from excessive reduced demand.  Nevertheless, the Company has no control over these changes. The company is highly dependent on accredited investors to fund on-going operations and future growth, any “pullback” from accredited investors due to severe market conditions or other factors could have a material adverse effect on the company’s ability continue operations and implement growth initiatives.

Trends in Consumer Preferences and Spending Could Adversely Affect Our Operating Results

Our Company’s operating results may fluctuate significantly from period to period as a result of a variety of factors, including purchasing patterns of customers, competitive pricing, debt service and principal reduction payments, and general economic conditions. There is no assurance that we will be successful in marketing any of our products or that the revenues from the sale of such products will be significant. Consequently, our revenues will vary by quarter, and our operating results will experience fluctuations.

The Company’s business plans may change significantly and We may Experience Unanticipated Obstacles to Execution of the Business Plan

The Company’s business plans have changed significantly and may continue to change.  Many of the Company’s potential business endeavors are capital intensive and may be subject to statutory or regulatory requirements. Management believes that the Company’s strategies are achievable in light of current economic and legal conditions with the skills, background, and knowledge of the Company’s principals and advisors.  Management reserves the right to make significant modifications to the Company’s stated strategies depending on future events.

Dilutive Effect of Potential Future Warrant and Option Exercises

As of June 30, 2008 our Company has: (i) outstanding warrants to purchase 2,396,410 shares of Common Stock at an exercise price of $1.00 per share, 6,938,096 shares of Common Stock at an exercise price of $0.50 per share and 450,000 shares of Common Stock at an exercise price of $0.20 per share; (ii) outstanding employee stock options to purchase 9,000,000 shares of Common Stock, which may immediately vest in the event of a change in control of the Company; (iii) outstanding shares of Series A Preferred Stock convertible into 13,000,000 shares of Common Stock; and (iv) an outstanding warrant to purchase 1,690,000 shares of Common Stock at an exercise price of $0.10 per share. Company shareholders, therefore, could experience dilution of their investment upon exercise of these securities.

In July we commenced an $850,000 convertible debenture and warrant offering whereby we reserved an additional (i) 187,000 shares of Common Stock pursuant to warrants to purchase those shares at $.10 per share that we issued pursuant to that offering; (ii) up to 11,687,500 shares of Common Stock pursuant to conversion rights of debentures that we issued pursuant to that offering; and (iii) 4,500,000 shares of Common Stock pursuant to warrants to purchase those shares at $.10 per share that we issued to our financial representative.

Additionally, our articles of incorporation provide that the Company may issue up to 100,000,000 shares of Common Stock. As a result of our limited amount of capital, our management intends to utilize Common Stock in lieu of cash for a number of purposes including, repayment of certain debts, compensation to officers, directors and consultants that may be outside the Company’s designated option plans, and the acquisition of certain assets.  Consequently, Company shareholders will experience future ownership dilution that could adversely affect prevailing market prices for our Common Stock.

We May Be Unable To Adequately Protect Our Proprietary Rights and Rely On Trade Secrets

In certain cases, we may rely on trade secrets to protect proprietary technology and processes which our Company has developed or may develop in the future. We cannot assure you that secrecy obligations will be honored or that others will not independently develop similar or superior technology. The protection of proprietary technology through claims of trade secret status has been the subject of increasing claims and litigation by various companies both in order to protect proprietary rights as well as for competitive reasons even where proprietary claims are unsubstantiated. The prosecution of proprietary claims or the defense of such claims is costly and uncertain given the uncertainty and rapid development of the principles of law pertaining to this area. Our Company may also be subject to claims by other parties with regard to the use of technology information and data which may be deemed proprietary to others.

We May Not Collect Past Due Franchise Payments

Several Company franchises are past due in remitting their required royalty payments for the year ended June 30, 2008. We have begun a franchise audit program to detect under reporting, verify royalty payments and verify adherence to franchise agreements, but we cannot guarantee that these efforts will result in additional income as several franchise are experiencing sales declines due to poor economic issues and they may not have the funds to bring payments up to date.

Our Securities Are Subject to Rules Related to Low-Priced Equity Securities

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks are defined by law generally as equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules place additional responsibilities on broker-dealers effecting transaction in such securities. These requirements may have the effect of reducing the level of trading activity in the secondary markets for a stock that is subject to the penny stock rules. Shareholders may find it more difficult to sell their Common Stock as a result of such rules, and such rules may have the effect of reducing the price of the Company’s Common Stock.

Item 2.

Description Of Property

The Company leases its corporate offices and warehouse located in Newark, Delaware and retail design stores located in Wilmington, Delaware and Lutherville, Maryland for various terms under long-term, non-cancelable operating lease agreements.  The leases expire at various dates through 2012 and provide for renewal options ranging from none to five years.  In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.

Item 3.

Legal Proceedings

Andretti Global Development, LLC v. Theaters 4U, Inc. and Theater Xtreme Entertainment Group, Inc.

This case was filed in Allegheny County, Court of Common Pleas, on August 4, 2007 as a verified complaint for confession of judgment for money. Andretti Global Development, LLC is the plaintiff and Theaters 4U, Inc. and Theater Xtreme Entertainment Group, Inc. are each a defendant. The case is in the early stages, and the Company expects to rigorously defend against this action.

Andretti Global Development, LLC leased retail store space to Theaters 4U, Inc. and the lease was subsequently assigned to Theater Xtreme Entertainment Group, Inc. who defaulted on the lease in November 2007. The Plaintiff demands $128,575 for unpaid rent, $775,710 for a delinquent payment late fee, and $126,595 in other assorted fees and costs. Our position is that a significant portion, if not most, of the money demand is unjustifiable since there are no term provisions that provide for a delinquent payment late fee (especially a fee of $775,710) and portions of the other assorted fees that plaintiff is seeking are not allowable under Pennsylvania law.

Other than described herein, we are not aware of any litigation or threatened litigation of a material nature.

Item 4.

Submission Of Matters To A Vote Of Security Holders

The information required for this item is incorporated herein by reference to the Company’s Definitive 14C Information Statement filed with the U.S. Securities and Exchange Commission on May 6, 2008.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently traded under the symbol TXEG on the over-the-counter bulletin board ("OTCBB").

The following table set forth below lists the range of high and low bid and ask prices for our common stock for each fiscal quarter for the last two fiscal years. The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

		High		Low
		Bid	Asked	Bid	Asked
2007	1st Quarter	$1.65	$1.99	$0.00	$0.00
	2nd Quarter	$1.35	$1.39	$0.55	$0.699
	3rd Quarter	$1.02	$1.14	$0.55	$0.65
	4th Quarter	$0.90	$0.93	$0.36	$0.37

2008	1st Quarter	$0.755	$0.77	$0.20	$0.23
	2nd Quarter	$0.30	$0.34	$0.03	$0.04
	3rd Quarter	$0.45	$0.48	$0.045	$0.05
	4th Quarter	$0.42	$0.45	$0.09	$0.11

Holders

As of the date of this annual report, we have a total of 29,084,719 shares of common stock outstanding, held of record by approximately 547 shareholders.

Dividends

No cash dividends have been declared or paid on our common stock to date. No restrictions limit our ability to pay dividends on our common stock. The payment of cash dividends in the future, if any, will be contingent upon our Company's revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends is within the discretion of our board of directors. Our board of director's present intention is to retain all earnings, if any, for use in our business operations and, accordingly, the board of directors does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plans as of June 30, 2008.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,000,000	$0.37	-0-
Equity compensation plans not approved by security holders	7,000,000	$0.13	5,448,033
Total	9,000,000	$0.26	5,448,033

2005 Plan. The 2005 Stock Option Plan (the “2005 Plan”) was unanimously approved by the Board of Directors and shareholders in April 2005. The 2005 Plan authorizes the grant of options to officers, employees, affiliates and directors of the Company to purchase shares of the Company’s common stock. On October 19, 2005, the Board of Directors unanimously approved amending the 2005 Plan to increase from 1,400,000 to 1,700,000 the maximum aggregate number of shares of common stock that may be issued under the Plan. On November 8, 2005, the Board of Directors unanimously approved increasing the maximum to 2,000,000 from 1,700,000 and amending the 2005 Plan accordingly. Such increase was approved by the shareholders at the 2005 Annual Meeting of Shareholders held on December 21, 2005. As of June 30, 2008, no shares remained available for grant under the 2005 Plan.

2008 Plan. The 2008 Equity Incentive Plan (the “2008 Plan”) was unanimously approved by the Board of Directors in March 2008. The 2008 Plan authorizes the grant of awards of options, the right to purchase common stock and stock bonuses to employees, officers, directors, consultants, independent contractors and advisors of the Company. There are 7,000,000 shares of the Company’s common stock allocated to the 2008 Plan. As of June 30, 2008, 5,448,033 shares remained available for grant under the 2008 Plan.

Penny Stock Regulations and Restrictions on Marketability

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Recent Sales of Unregistered Securities

During the period covered by this report we sold no securities that were not registered under the Securities Act where no information was not previously included in a Quarterly Report on Form 10-QSB or on a Current Report on Form 8-K.

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

•

the ability to obtain the franchise sales growth;

•

the ability to sell all or part of the franchise base and the ability of remaining franchisees to operate in weak economic times

•

the ability to maintain margin and projected sales plan;

•

the ability to attract and retain quality employees;

•

the effect of changing economic conditions;

•

the ability to obtain adequate equity and/or debt financing, the proceeds of which would be used principally to fund the opening of additional stores and for working capital;

•

the continued demand for the Company’s products and services;

•

the ability successfully to compete with competitors in the Company’s industry;

•

the ability to expand its private label import business; and

•

the ability to rely upon vendors to continue to ship product while we work down balances.

The listing of factors is not intended to include all potential risk factors.  The Company makes no commitment to update these factors or to revise any forward-looking statements for events or circumstances, occurring after the statement is issued, except as required by law.

Results of Operations

Because the Company is in a turnaround stage, and the company made a significant change in method of handling distribution of vendor products to the franchise group, it is difficult to produce same period results which are comparable to those of similar periods in the previous fiscal year or to forecast revenues, expenses and losses accurately.  As its design centers and wholesale/retail home theater furnishing business mature and if the number of Company-owned design centers increases, the Company believes that it will begin to produce more comparable and predictable operating results.

The following tables set forth selected financial information for the periods indicated.

	Year Ended	Year Ended
	June 30, 2008	June 30, 2007
Revenue:
Retail sales	$2,912,723	$4,738,166
Wholesale sales	534,369	1,080,803
Franchise license fees	62,500	100,000
Franchise royalties	233,788	191,495
Total revenue	3,743,380	6,110,464

Cost of revenues	2,486,694	3,751,956
Occupancy expenses	694,220	553,920
Selling, general and administrative expenses	3,936,656	4,703,677
(Loss) from operations	(3,374,190)	(2,899,089)

Other Income and (Expense):
Loss on disposal of assets	(213,482)	-
Forgiveness of debt	76,840	-
Interest income	64	4,255
Change in fair value of embedded derivative liability	26,312	-
Interest expense	(563,354)	(551,420)
Accretion of discount on convertible debt	(297,268)	-
Net (loss)	$(4,345,078)	$(3,446,254)
Basic and diluted:
Loss per share	$(0.21)	$(0.17)
Weighted average shares outstanding	20,969,822	19,758,200

	Year Ended	Year Ended
	June 30, 2008	June 30, 2007
Operations Data:
Company-owned:
Design stores open at beginning of period	5	3
New and relocated design stores	-	3
Closed Design Stores	(3)	(1)
Design stores open at end of period	2	5

Franchised operations:
Design stores open at beginning of period	9	6
New design stores	3	4
Closed design stores (Company purchase of Leesport design store)	-	(1)
Design stores open at end of period	12	9

Total design stores open at end of period	14	14

Company-owned design Stores under
construction at end of period	-	3
Franchises sold - not yet open at end of period	12	12
	12	15

Balance Sheet Data:
Working capital (deficit)	$(2,109,856)	$(364,415)
Total assets	$1,849,189	$3,043,920
Long term debt, excluding current portion	$2,759,395	$2,807,224
Stockholders' equity (deficit)	$(4,013,924)	$(1,846,301)

Overall, the Company has emphasized the importance of acquiring and developing the requisite management team and low cost administrative infrastructure necessary to implement the Company’s business plan.  The Company’s business plan envisions a national company capable of effectively marketing affordable home theater solutions and other related technologies.  Accordingly, the Company has expended and will continue to expend significant resources in acquiring the personnel, and vendor partnerships needed not only to operate its present and future retail design centers, but also to establish the foundation necessary to create a national organization, capable of capitalizing on the significant growth anticipated in the home theater market.

Results of Operations for the year ended June 30, 2008 compared to the year ended June 30, 2007

Total Revenue

Total revenue includes delivered and installed merchandise, installation and service labor, customer service revenues, earned franchise license fees and franchise royalties.  Total revenue for the year ended June 30, 2008 decreased to $3,743,380 from $6,110,464 for the year ended June 30, 2007, reflecting a decrease of $2,367,084 or 38.7%. This decrease is primarily the result of a change to allow most franchise purchases to made be made directly with vendors versus through the company, along with the closing of three stores and the decline in collected franchise royalties.

The following is illustrative for the year ended June 3

	2008			2007
		Gross			Gross
	Sales	Profit	%	Sales	Profit	%
Retail	$2,912,723	$877,528	30.1%	$4,738,166	$1,919,866	40.5%
Wholesale	534,369	82,870	15.5%	1,080,803	147,147	13.6%
Franchise	296,288	296,288	100%	291,495	291,495	100%

Total	$3,743,380	$1,256,686	33.6%	$6,110,464	$2,358,508	38.6%

For the year ended June 30, 2008, retail sales decreased by $1,825,443, or 38.5%, when compared to the year ended June 30, 2007. Same-store sales, reflecting sales for the Company’s Delaware locations, were $2,305,510 and $3,098,169 for the years ended June 30, 2008 and 2007, respectively and decreased by $792,659, or 25.6%.  The decrease in wholesale sales for the year ended June 30, 2008 of $546,434 is reflective of twelve franchise stores acting independently of corporate headquarters.

For the year ended June 30, 2008, retail gross margins declined because we couldn’t stock higher margin private label products. Wholesale sales, principally comprised of sales to franchises, reflected approximately 14% of total revenue for the year ended June 30, 2008 as compared to 18% of revenue for the year ended June 30, 2007.

For the year ended June 30, 2008 the Company had total new customer orders of $3,499,169, compared to $4,230,375 for the year ended June 30, 2007.  The Company’s backlog at June 30, 2008 and June 30, 2007 was $616,706 and $916,120, respectively.

The Company has continued to emphasize an integrated approach to home theater design which increasingly includes not only audio and video equipment and cutting edge technologies, but also complementary décor items including chairs, seating and furniture, as well as other interior design elements which taken together provide customers with integrated home theater design solutions.  The decrease in customer orders is related to the closing of the three design center as well as decrease wholesale sales from the franchise centers.

In the year ended June 30, 2008, the Company collected $80,000 in non-refundable, initial franchise license fees versus $120,000 collected in the year ended June 30, 2007.  In the year ended June 30, 2008, the Company recognized $62,500 as earned revenue relating to the opening of its franchises compared to $100,000 recognized in the year ended June 30, 2007.  At June 30, 2008, the Company had $316,500 in deferred franchise fees that will be recognized as earned revenue in the periods when the franchise design centers open.  Management expects recognized revenue to increase and cash flow from the sale of franchise licenses to continue in the current fiscal year.

In the year ended June 30, 2008, the Company collected $80,000 in non-refundable, initial franchise license fees versus $120,000 collected in the year ended June 30, 2007.  In the year ended June 30, 2008, the Company recognized $62,500 as earned revenue relating to the opening of its franchises compared to $100,000 recognized in the year ended June 30, 2007.  At June 30, 2008, the Company had $316,500 in deferred franchise fees that will be recognized as earned revenue in the periods when the franchise design centers open.

The Company’s franchise contract provides royalty payments of approximately 4% of franchisee gross revenues.  In the year ended June 30, 2008, franchise revenue, reflecting earned franchised fees and franchise royalties, increased by $42,293 or 22%, when compared to the year ended June 30, 2007 which increase is principally due to increased royalties from the three new franchises that opened during the year ended June 30, 2008.

All but a couple of the franchises have ceased payment of their franchise royalties claiming that the Company is in default of the franchise agreements.  The Company has retained a lawyer and is currently in negotiations with a group of its franchises who wish to exit their franchise agreements.

Cost of Sales and Gross Profit

 Gross profit amounts and percentages on retail sales for the year ended June 30, 2008 amounted to $877,528, and 30.1% compared to $1,919,866 and 40.5% for the year ended June 30, 2007.  Wholesale gross profit amounts and percentages were $82,870 and 15.5% compared to $147,147 and 13.6% for the year ended June 30, 2007.  Management expects gross profit percentages to remain consistent or rise as operations expand and imports are available for sale and distribution once again.

Occupancy Expenses

Occupancy expenses include leasing expenses for retail design centers and office and warehouse facilities, property taxes, utilities, maintenance and other related occupancy expenses.  For the year ended June 30, 2008, occupancy expenses were $694,220 compared to $553,920 for the year ended June 30, 2007.  The increase of $140,300 in occupancy expense was mostly a result of the Company being released from all future lease obligations on the three properties that were closed during the year ended June 30, 2008.  The total amount paid to release the Company from the three leases was $100,310.

Occupancy expense is expected to increase over the current fiscal year due to the Company’s plan to open three additional corporate design centers by the end of 2009. At the time of this report, the Company has signed four leases for these future design centers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include the compensation of design center personnel, the franchise sales and support operations, advertising, marketing and other merchandising expenses, finance and information systems, human resources and training operations, related support functions and executive officers.  Selling, general and administrative expenses for the year ended June 30, 2008 were $3,936,656 compared to $4,703,677 for the year ended June 30, 2007.

Personnel costs, excluding stock option expense, for the year ended June 30, 2008 were $1,603,095 compared to $1,780,294 for the year ended June 30, 2007.  The decrease of $177,199 or 10% in personnel costs is primarily attributable to the closing of three corporate stores and reducing the work force at the Company’s corporate headquarters by the end of the fiscal year.  Since the close of the year ended June 30, 2008, the Company has had further reductions in its headcount as it restructures and expands the use of outsourcing for non core competencies.

Advertising and promotional expenses for the year ended June 30, 2008 were $300,006 compared to $532,040 for the year ended June 30, 2007.  The decrease of $232,034 or 43.6% is primarily attributable to decrease in media expense related to the closing of the three corporate design stores and lack of sufficient funds to payoff existing balances and place new ads.  These amounts include expenses for financing promotions of $26,114 and $29,096 for the years ended June 30, 2008 and June 30, 2007, respectively.

Professional fees amounted to $1,130,008 for the year ended June 30, 2008 compared to $1,277,559 for the year ended June 30, 2007, and included investor relations services, which totaled $221,899 and $714,893 for the years ended June 30, 2008 and 2007, respectively. Professional fees include legal, audit and accounting, architectural, marketing, consulting, and other fees for services.  The decrease of $238,351 in professional fee expense is largely attributable to a decrease in non-cash charges for investment consulting and investor relations services.

Other selling, general and administrative expenses consist of insurance, software, office expenses, bank charges, office, telephone, shipping, auto, depreciation and other miscellaneous expenses.  These expenses amounted to $903,547 for the year ended June 30, 2008 compared to $1,113,784 for the year ended June 30, 2007.  The decrease of $210,237 was primarily due to the Company’s corporate operations being reduced as the workforce was reduced as well as the three stores that were closed during the year ended June 30, 2008.

We realized a loss from operations of $3,374,190 and $2,899,089 for the year ended June 30, 2008 and 2007.

Other Income and Expenses

During the year ended June 30, 2008, the Company had other expenses of $970,888 which was comprised a loss on the disposal of assets, interest expense and accretion of discount on convertible debt offset by forgiveness of debt, change in the fair value of the embedded derivative liability and interest income.

The Company had $213,482 in a loss on disposal of assets resulting from the closing of the three stores and disposing of the leasehold improvements attached to the properties of these stores; and on the disposal of two vehicles.

The change in the fair value of the embedded derivative liability was a decrease of $26,312.

Included in interest expense of $563,354 is the interest on the Kinzer note of $270,740 and warrant interest on the Kinzer note of $66,830.  The remaining interest expense is from the short-term debentures, other warrant interest and auto loans.

Accretion of discount on the convertible debt was $297,268.

During the year ended June 30, 2008, the Company settled numerous past debts, outstanding obligations and lawsuits totaling for a forgiveness of debt of $76,840.

Liquidity

The Company’s cash needs are primarily for working capital to support inventory and fund anticipated future net losses, and for the capital costs of expanding the number of Company-owned design centers.  Additional working capital will be used to further develop the Company’s ability to significantly expand and support franchise operations.

The Company’s cash position decreased to $188,899 at June 30, 2008 from $232,583 at June 30, 2007.  This decrease is the result of the Company’s additional funds provided by incurring of indebtedness offset by the funding of the Company’s cash used in operations.

Working capital at June 30, 2008 was a deficit of $2,109,856, compared to the deficit of $364,415 at June 30, 2007 representing a decline of $1,745,441 due to a decline in deferred sales, accounts receivable, inventory, prepaid expenses and the net impact of the issuance of short-term debentures offset by increases in accounts payable and accrued expenses.

The primary source of financing for the year ended June 30, 2008 was derived from proceeds from the sale of preferred stock and from the borrowings of short-term debentures.

The Company’s cash flow from operations since inception has been and continues to be negative.  The Company hopes to expand its revenues by increasing the number of Company-owned design stores and acquiring a furniture company to expand its private label furniture line, RowOne.

Management expects increased operating costs in future periods due to a commitment to develop retail and wholesale on a regional and national scale. To accomplish this, management expects an increase in gross profits from sales resulting from the expansion of Company owned design stores, proceeds from additional capital contributions from shareholders and accredited investors, proceeds from its own private label furniture line, RowOne and, to the extent necessary, improvements through further modifications to its business plan.

In October 2008, the Company entered into an agreement to acquire Jasper Cabinet Company as part of its strategy to expand it’s RowOne product line into the consumer electronic and home furniture channels.  In connection with this transaction the Company signed an acquisition agreement with its investment banking firm. This agreement provides for the investment banking firm to received $250,000 upon the close of the acquisition, which will be paid in the Company’s common stock.

Cash Flows for the year ended June 30, 2008 compared to the year ended June 30, 2007

The Company used $1,488,744 of cash in operating activities for the year ended June 30, 2008, or approximately $124,000 per month compared to $2,619,443 or approximately $218,000 per month in the year ended June 30, 2007 for a difference of $1,130,699.

The cash used in operating activities of $1,488,744 is attributable to the Company’s loss from operations of $4,345,078, the change in deferred sales of $122,296, payroll liabilities of $38,186, decrease in the allowance for doubtful accounts of $61,782 and the decrease in the fair value of the embedded derivative liability of $26,312 offset by the loss on disposal of assets of $213,482, amortization of prepaid consulting expenses of $501,583, warrants for services of $91,400, stock for services of $81,038, employee stock option compensation expense of $152,526, non-employee stock option compensation expense of $15,447, amortization of deferred charges, accretion of discount on convertible debt of $297,268, accounts receivable of $209,594, write off of accounts receivable of $84,821, inventory of $432,449, prepaid expenses of $68,050, other assets of $95,321, accounts payable and accrued expenses of $343,184, amortization of deferred charges of $139,105, issue of warrants for removal of ratchet provisions of $43,632, issue of warrants for extension of debentures of $11,198, deferred compensation of $55,493, deferred franchise fees of $17,500 and other current liabilities of $28,662.

The Company had cash used in investing activities for the year ended June 30, 2008 was $93,733 compared to $519,436 for the year ended June 30, 3007.  The cash used of $93,733 was due mainly to the purchase software, property and equipment of $125,630, offset by the sale of property and equipment of $14,399 and deposits of $17,498.

Beginning in June 2008, the Company began implementation of a total enterprise integrated software program. This new software will perform all the functions that the Company’s current outdated stand alone software programs currently perform. The company anticipates this new enterprise solution will enhance the internal controls, reduce expenses, provide scalability, and is critical for implementation of Company's growth initiatives.

The cash provided by financing activities was $1,538,793 for the year ended June 30, 2008 compared to $2,904,981 for the year ended June 30, 2007.

The cash provided by financing activities of $1,538,793 was comprised of proceeds from the issuance of preferred stock, net of fees, of $1,060,658 and the proceeds from short-term debentures of $788,076, offset by a repayment of short-term debentures of $263,117 and $46,824 of notes payable.

Item 7.

Financial Statements.

Our Financial Statements are attached as Appendix A (following Exhibits) and included as part of this Form 10-KSB Report.  A list of our Financial Statements is provided in response to Item 13 of this Form 10-KSB Report.

Item 8.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable

Item 8A.

Controls and Procedures.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's principal executive officers and financial officers of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. The evaluation revealed to the Company's principal executive officer and financial officer that the design and operation of the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report.

The determination that the design and operation of the Company's disclosure controls and procedures are ineffective is primarily due to our Company’s inability to comply with our Exchange Act reporting because our accounting work was not timely completed, our financial statements were not timely prepared, and therefore our audit was not timely obtained. Current management considers these delays to be a result of previous management’s failure to implement adequate controls and procedures.  Current management is actively working to make effective the design and operation of the Company's disclosure controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the Company's principal executive officer and financial officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, our management considered the implementation of new senior executive management, including a new chief executive officer and chief financial officer and new accounting support staff. Based on this evaluation, our management, with the participation of the Company's principal executive officers and financial officers, concluded that, our internal control over financial reporting was not effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes In Internal Control Over Financial Reporting.

Our management, with the participation of the Company's principal executive officer and financial officer, evaluated whether there were any changes in the effectiveness of our internal control over financial reporting as of the end of our fourth fiscal quarter. In making this assessment, our management considered the implementation of new senior executive management, including a new chief executive officer and chief financial officer and new accounting support staff. Based on this evaluation, our management, with the participation of the Company's principal executive officers and financial officers, concluded that, there have been significant changes in the Company's internal controls and in other factors that significantly improved internal controls subsequent to the date of the above-described evaluation period.

Item 8B.

Other Information.

Not Applicable

PART III

Item 9.

Directors and Executive Officers of The Registrant; Compliance With Section 16(A) Of The Exchange Act

Name	Age	Position with the Company	Period Served/Term
Robert Oberosler	51	Chairman, Chief Executive Officer, President	From April 2008 to Present One year
Theresa Q. Hoffmann	35	Interim Chief Financial Officer And Chief Information Officer (1)	From July 2008 to Present
Justin L. Schakelman	31	Vice President, Secretary	From 2005 to Present
David R. Hludzinski	42	Director	From 2005 to present One year
H. Gregory Silber	41	Director	From 2005 to Present One year
Vincent Pipia ___________________	43	Director	From April 2008 to Present One year

(1)	Part time position

Robert Oberosler is our Chairman, Chief Executive Officer and President. Mr. Oberosler was appointed as our President in March 2008 and was appointed as our Chairman of the Board of Directors and Chief Executive Officer in April 2008. From 1998 to 2008, Mr. Oberosler held various officer positions with Pathmark Stores, Inc.  Specifically, from 1998 to 2001, he served as Senior Vice President - Asset Management; from 2001 to 2005, he served as Senior Vice President - Store Operations; from 2005 to 2006, he served as Senior Vice President - Asset Management & Special Projects; and from 2006 - February 2008, he served as Senior Vice President - Distribution, Logistics & Asset Management.

Theresa Q. Hoffmann is our Interim Chief Financial Officer and Chief Information Officer and she has served in that position since July 1, 2008. Mrs. Hoffmann, also currently serves as the senior corporate controller of Universal Capital Management, Inc., a publicly traded Business Development Company created under the Investment Act of 1940. She is accountable for all of Universal Capital Management’s financial accounting, and heads the staff of portfolio accountants and financial planners. She has held this position since March 2008.  From January 2007 to March 2008 she served as Universal Capital Management’s manager of portfolio accounting and financial planning, and from January 2006 to January 2007 she served as Universal Capital Management’s controller. From August 2005 to December 2005, Mrs. Hoffmann served as a controller at IPI Fundraising, Inc., and from July 2003 to August 2005, she worked as a Senior Accountant at Cetrulo & Morgan Group, PA.

Justin L. Schakelman is our Vice President and Secretary and has served in that capacity since February 11, 2005. He was also elected as a director in 2005. From September 2003 until February 11, 2005, Mr. Schakelman was employed by the Company’s predecessor, Theater Xtreme, Inc. Mr. Schakelman served as a non-compensated employee until January 2005. From September 2001 until May 2004, he pursued a doctorate in educational technology at the University of Delaware, and from September 1997 until May 2001, he attended Shippensburg University in Shippensburg, Pennsylvania.

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

Vince Pipia was elected as a director in April 2008.  Since August 2006, Mr. Pipia has served as the Director of Capital Markets and oversees the investment banking operations of American Capital Partners, LLC, an investment banking firm located in Happaugue, New York. Prior to joining American Capital Partners LLC, from March 2005 to July 2006 Mr. Pipia was with the Research Department at Joseph Gunnar & Co., LLC, and from September 1997 to March 2005 he served as Senior Vice President of Institutional Research at HD Brous & Co., Inc., both of which were boutique firms where he built the institutional platform and created their institutional research products. Mr. Pipia began his career in 1987 at KPMG Peat Marwick, where he spent close to 8 years in Corporate Finance working with large multi-national, multi-billion dollar corporations on transactions such as mergers, acquisitions, financings and reorganizations. Mr. Pipia is also a Certified Public Accountant. He completed his undergraduate education at Fordham University with a double major in public accounting and finance.

Each Director of the Company holds such position until the next annual meeting of shareholders and until his successor is duly elected and qualified.  The officers hold office until the first meeting of the board of directors following the annual meeting of shareholders and until their successors are chosen and qualified, subject to early removal by the board of directors.

Audit Committee

During the period covered by this report, the Company did not have a separately designated standing audit committee in place; the Company’s entire board of directors served, and currently serves, in that capacity. This is due to the small number of executive officers involved with the Company. Our board of directors will continue to evaluate, from time to time, whether a separately designated standing audit committee should be put in place. Mr. Vince Pipia serves as our audit committee financial expert as that term is defined by the rules promulgated by the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

To the best of our knowledge, based solely on a review of the copies of such reports furnished to our Company by our officers, directors and/or beneficial owners of more than 10% of our Common Stock, the following persons failed to file reports as required by Section 16(a) of the Exchange Act during the period covered by this report: Vince Pipia failed to file on a timely basis Form 3 representing one transaction and Form 4 representing two transactions.

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

Item 10.

Executive Compensation

The following table sets forth information concerning the compensation received by the executive officers of the Company as of the last date of the period covered by this report:

 Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)	Total ($)
Robert Oberosler Chairman and Chief Executive Officer, President (1)	2008	60,000	(2)			199,347	(2)			-0-	259,347

Scott Oglum Chairman and Chief Executive Officer (3)	2008	183,150			-					9,600	192,750
	2007	206,400		--	--	--		--	--	5,374	211,774

Kenneth D. Warren President and Chief Operating Officer (4)	2008	110,728				-0-				7,560	118,288

	2007	107,997	--	--	--	--	--	$1,068	109,065

James J. Vincenzo Treasurer and Chief Financial Officer (5)	2008	107,115			-0-			7,800	114,955
	2007	100,000	--	--	--	--	--	4,400	104,400

(1)

Mr. Oberosler was appointed as our President in March 2008 and was appointed as our Chairman of the Board of Directors and Chief Executive Officer in April 2008.

(2)

Mr. Oberosler receives an annual salary of $180,000, but since his appointment he received a total of $8,450 with the remaining balance of $51,550 deferred and payable to Mr. Oberosler in the future. On March 5, 2008, Mr. Oberosler received an option to purchase up to 2,000,000 shares of common stock at a purchase price of $0.11 per share. The option to purchase such shares is exercisable as follows: 25% on each of March 5, 2009, March 5, 2010, March 5, 2011 and March 5, 1012.

(3)

On April 7, 2008 Scott Oglum resigned as Chairman and Chief Executive Officer and as a member of the Company’s board of directors.

(4)

Reflects the value of providing a Company owned vehicle to the executive.

(5)

On March 5, 2008 Ken Warren resigned the Company’s President and Chief Operating Officer, but he remained employed with the Company as its Senior Vice President of Sales. On July 1, 2008 Ken Warren was released by the Company as its Vice President of Sales.

(3)

On June 30, 2008, James J. Vincenzo resigned as the Company’s chief financial officer.

 Summary of Options Grants

Set forth below is a summary of our outstanding equity awards table for named executive officers as of June 30, 2008, our latest fiscal year end.

		Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number Of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number Of Shares Or Units Of Stock That Have Not Yet Vested(#)	Market Value Of Shares Or Units Of Stock That Have Not Yet Vested(#)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units Or Other Rights That Have Not Yet Vested(#)	Equity Incentive Plan Awards: Market Or Payout Value Of Unearned Shares, Units Or Other Rights That Have Not Vested($)
Robert Oberosler (1)	---	---	2,000,000	$0.11	3/5/2018
Scott Oglum	-0-
Kenneth D. Warren (2)	230,000	---	-0-	$0.35	4/12/2015
	66,000		34,000	$0.35	10/10/2015
	80,000		40,000	$0.35	12/21/2015

James J. Vincenzo (3)	81,667		85,000	$0.35	10/14/2015
	125,000		125,000	$0.35	06/13/2016

(1)

On March 5, 2008, Mr. Oberosler received an option to purchase up to 2,000,000 shares of common stock at a purchase price of $0.11 per share. The option to purchase such shares is exercisable as follows: 25% on each of March 5, 2009, March 5, 2010, March 5, 2011 and March 5, 1012.

(2)

On April 12, 2005, Mr. Warren received an option to purchase up to 230,000 shares of common stock at a purchase price of $0.35 per share.  The option to purchase such shares is exercisable as follows: 331/3% on each of April 12, 2006, April 12, 2007 and April 12, 2008. On October 10, 2005, Mr. Warren received an option to purchase up to 100,000 shares of common stock at a purchase price of $0.35 per share.  The option to purchase such shares is exercisable as follows: 331/3% on each of October 10, 2006, October 10, 2007 and October 10, 2008.On December 21, 2005, Mr. Warren received an option to purchase up to 120,000 shares of common stock at a purchase price of $0.35 per share.  The option to purchase such shares is exercisable as follows: 331/3% on each of December 21, 2006, December 21, 2007 and December 21, 2008.

(3)

On October 14, 2005, Mr. Vincenzo received an option to purchase up to 250,000 shares of common stock at a purchase price of $0.35 per share.  The option to purchase such shares is exercisable as follows: 331/3% on each of October 14, 2006, October 14, 2007 and October 14, 2008.  Mr. Vincenzo exercised 83,333 of the options during the year ended June 30, 2007.On June 13, 2006, Mr. Vincenzo received an option to purchase up to 250,000 shares of common stock at a purchase price of $0.35 per share.  The option to purchase such shares is exercisable as follows: 331/3% on each of June 13, 2007, June 13, 2008 and June 13, 2009.

We grant stock options to our executive officers based on their level of experience and contributions to our Company. The aggregate fair value of these options are computed in accordance with FAS 123R and are reported in the Summary Compensation Table above in the column titled “Option Awards.”

At no time during the last fiscal year was any outstanding option otherwise modified or re-priced, and there was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers or otherwise.

Compensation of Directors

Set forth below is a summary of the compensation of our directors during our last fiscal year.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David R. Hludzinski							-0-
H. Gregory Silber							-0-
Harold R. Bennett			9,939				9,939
Vincent Pipia			39,911				39,911

Our Board of Directors currently has no formal committees, such as a compensation committee or an audit committee.

Item 11.

Security Ownership Of Certain Beneficial Owners And Management And

  Related Stockholder Matters

The following table shows, as of November 4, 2008, the number and percentage of shares of the Company’s common stock owned beneficially by (i) each director, (ii) each executive officer, (iii) all executive officers and directors as a group, and (iv) each person who is known by us to own beneficially more than 5% of the Company’s common stock. Unless otherwise noted, all shares are owned directly with sole voting and sole investment power and the address is c/o Theater Xtreme Entertainment Group, Inc., 250 Corporate Boulevard, Suite E, Newark, Delaware 19702.

Name of Beneficial Owner	Amount(1)		Percent of Class(2) (3)
Robert Oberosler	827,628		2.85%
Theresa Q. Hoffmann	337,000		1.16%
Justin L. Schakelman	800,006		2.75%
Scott R. Oglum	3,595,275	(4)	12.36%
Linda Oglum	2,705,000	(5)	9.30%
David R. Hludzinski	723,189	(6)	2.49%
H. Gregory Silber	542,500	(7)	1.87%
Vincent Pipia	616,667		2.12%
The Werwinski Family Limited Partnership	2,070,275	(8)	7.12%
Universal Capital Management, Inc.	3,725,844	(9)	12.81%
All directors and executive officers together as a group (6 persons)	3,846,990		13.22%

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

(2)

Applicable percentages are based on 29,084,719 outstanding on November 4, 2008.

(3)

All common stock with respect to which a person has the right to acquire beneficial ownership within 60 days is considered beneficially owned by that person for purposes of this table even though such stock may not actually be outstanding. If a person listed on this table has the right to obtain additional shares of common stock within 60 days from the date hereof, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(4)

Does not include 2,705,000 shares owned by Linda Oglum, Mr. Oglum’s spouse. Mr. Oglum disclaims any beneficial interest in the shares owned by his wife.

(5)

Does not include 3,618,275 shares owned by Scott Oglum, Mrs. Oglum’s spouse. Mrs. Oglum disclaimed any beneficial interest in the shares owned by her husband.

(6)

Includes an option to purchase up to 42,500 shares of common stock exercisable within 60 days from the date hereof.

(7)

Includes an option to purchase up to 42,500 shares of common stock exercisable within 60 days from the date hereof.

(8)

Robert and Edna Werwinski are the general partners of the limited partnership and had shared power to vote and dispose of such shares. The address is 3 Chipmunk Lane, Kennett Square, PA, 19348.

(9)

Universal Capital Management, Inc. is a publicly traded business development company. Its address is 2601 Annand Dr., Suite #16, Wilmington, Delaware 19808. Includes a warrant to purchase up to 500,000 shares of common stock exercisable within 60 days from the date hereof.

 Item 12.

Certain Relationships and Related Transactions; Director Independence

On July 24, 2008 the Company engaged American Capital Partners, LLC pursuant to a consulting agreement to perform advisory services to the Company related to its targeted acquisition plans. Mr. Vincent Pipia, who serves as a director of the Company, also currently serves as Director of Capital Markets and oversees the investment banking operations of American Capital Partners. Pursuant to this consulting agreement, American Capital Partners received a fee of two hundred fifty thousand dollars ($250,000) from our Company, which was paid in Company common stock (2,500,000 shares valued at $0.10 per share).

Independence of the Board of Directors

After review of all relevant information provided by the directors and the Company with regard to each director’s business and personal activities as they may relate to the Company and its senior management and independent auditors, as of the last date of the period covered by this report, the Board of Directors had determined affirmatively that H. Gregory Silber, David Hludzinski and Vincent Pipia were independent directors within the meaning of the rules promulgated by the Securities and Exchange Commission.

Item 14.

Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for the years ended June 30, 2008 and 2007 for professional services rendered by Morison Cogen, LLP for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended June 30, 2008 was $35,000; and for the year ended June 30, 2007 was $34,500.

Audit-Related Fees

The aggregate fees billed for the years ended June 30, 2008 and 2007 for assurance and related services by Morison Cogen, LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above for the year ended June 30, 2008 was $79,015; and for the year ended June 30, 2007 was $38,975.

Tax Fees

The aggregate fees billed for the years ended June 30, 2008 and 2007 for tax compliance, tax advice, or tax planning by Morison Cogen, LLP for the year ended June 30, 2007 was $-0-; and for the year ended June 30, 2007 was $-0-.

All Other Fees

No fees were billed for the fiscal years ended June 30, 2008 and 2007 for products and services provided by Morison Cogen, LLP other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above. The aggregate fees billed for the years ended June 30, 2008 and 2007 for tax services rendered by Snyder & Co. was $-0- for  June 30, 2008 and $2,175 for  June 30, 2007.

Audit Committee Pre-Approval Policies

The Company's audit committee currently does not have any pre-approval policies or procedures concerning services performed by Morison Cogen, LLP. All the services performed by Morison Cogen, LLP that are described above were pre-approved by the Company's audit committee.

None of the hours expended on Morison Cogen, LLP's engagement to audit the Company's financial statements for the years ended December 31, 2008 were attributed to work performed by persons other than Morison Cogen, LLP’s full-time, permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THEATER XTREME

ENTERTAINMENT GROUP, INC.

By:  /s/ Robert Oberosler

        Robert Oberosler,

        Chief Executive Officer

Dated: November 6, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert Oberosler	Chief Executive Officer	November 6, 2008
Robert Oberosler	Director

/s/Theresa Q. Hoffmann	Interim Chief Financial	November 6, 2008
Theresa Q. Hoffmann	Officer

/s/ Justin L. Schakelman	Vice President and Secretary	November 6, 2008
Justin L. Schakelman

/s/ David R. Hludzinski	Director	November 6, 2008
David R. Hludzinski

/s/ H. Gregory Silber	Director	November 6, 2008
H. Gregory Silber

/s/ Vince Pipia	Director	November 6, 2008
Vince Pipia

EXHIBIT INDEX

Exhibit No.	Description

10.1	American Capital Partners, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed July 29, 2008).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification of Principal Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

THEATER XTREME ENTERTAINMENT GROUP, INC.

FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Theater Xtreme Entertainment Group, Inc.

Newark, Delaware

We have audited the balance sheets of Theater Xtreme Entertainment Group, Inc. as of June 30, 2008 and 2007, and the related statements of operations, stockholders' equity/(deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, and audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal controls over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Theater Xtreme Entertainment Group, Inc. as of June 30, 2008 and 2007, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ MORISON COGEN LLP

Bala Cynwyd, Pennsylvania

October 20, 2008

THEATER XTREME ENTERTAINMENT GROUP, INC.

BALANCE SHEETS

JUNE 30, 2008 AND 2007

	2008	2007
Assets
Current Assets
Cash and equivalents	$188,899	$232,583
Accounts receivable, net of allowance of $4,000 and $65,782	59,427	292,060
Inventory	378,055	810,504
Prepaid expenses	243,757	164,390
Other Current Assets	123,724	219,045
Total Current Assets	993,862	1,718,582

Property and Equipment, net	607,986	933,394

Other Assets
Deferred Financing Fees	215,885	342,990
Deposits	31,456	48,954
Total Assets	$1,849,189	$3,043,920

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$1,145,162	$801,978
Payroll liabilities	111,035	149,221
Deferred compensation	55,493	-
Current portion of notes payable	38,052	37,047
Non-convertible debentures	300,000	300,000
Non-convertible promissory notes	225,000	-
Convertible promissory notes, net of discount $13,317	286,643	-
Embedded derivative, convertible debt	223,716	-
Deferred franchise fees	316,500	299,000
Deferred sales	373,455	495,751
Other current liabilities	28,662	-
Total Current Liabilities	3,103,718	2,082,997

Long-term Liabilities
Non-convertible debentures	2,700,000	2,700,000
Notes payable, net of current portion	59,395	107,224
Total long-term liabilities	2,759,395	2,807,224
Total Liabilities	5,863,113	4,890,221

Stockholders' Deficit:
Preferred stock, $0.001 par value, 5 million shares authorized,
1,300,000 and 0 shares issued and outstanding	1,300	-
Common stock, $0.001 par value, 100 million shares authorized;
21,887,425 and 20,087,425 shares issued and outstanding	21,887	20,087
Additional paid in capital	7,715,384	5,541,029
Accumulated deficit	(11,752,495)	(7,407,417)
Total Stockholder's Deficit	(4,013,924)	(1,846,301)

Total Liabilities and Stockholders' Deficit	$1,849,189	$3,043,920

The accompanying notes are an integral part of these financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED JUNE 30, 2008 AND 2007

	2008	2007

Revenues	$3,743,380	$6,110,464

Cost of revenues	2,486,694	3,751,956
Occupancy expenses	694,220	553,920
Selling, general and administrative expenses	3,936,656	4,703,677
	7,117,570	9,009,553

Loss from operations	(3,374,190)	(2,899,089)

Other Income and (Expense):
Loss on disposal of assets	(213,482)	-
Forgiveness of debt	76,840	-
Interest income	64	4,255
Change in fair value of embedded derivative liabilities	26,312	-
Interest expense	(563,354)	(551,420)
Accretion of discount on convertible debt	(297,268)	-

Net loss	$(4,345,078)	$(3,446,254)

Basic and diluted:
Loss per common share	$(0.21)	$(0.17)

Weighted average shares	20,969,822	19,759,200

The accompanying notes are an integral part of these financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

YEARS ENDED JUNE 30, 2008 AND 2007

	Preferred Stock		Common Stock		Additional		Total
	Number of	Preferred	Number of	Common	Paid-in	Accumulated	Stockholders'
	Shares	Stock	Shares	Stock	Capital	Deficit	Deficit
BALANCE AT JUNE 30, 2006	-	$-	19,122,342	$19,122	$3,973,742	$(3,961,163)	$31,701

Issuance of common stock for purchase of assets	-	-	40,000	40	39,960	-	40,000

Issuance of common stock for services rendered	-	-	725,000	725	555,525	-	556,250

Vesting of employee stock options	-	-	-	-	129,278	-	129,278

Vesting of non-employee stock options	-	-	-	-	12,222	-	12,222

Issuance of common stock, exercise of employee
options, net of transfer agent and legal fees	-	-	200,083	200	69,602	-	69,802

Issuance of warrants for notes payable	-	-	-	-	730,400	-	730,400

Issuance of warrants for services	-	-	-	-	30,300	-	30,300

Net loss for the year ended June 30, 2007	-	-	-	-	-	(3,446,254)	(3,446,254)

BALANCE AT JUNE 30, 2007	-	-	20,087,425	20,087	5,541,029	(7,407,417)	(1,846,301)

Issuance of common stock for services, net of transfer agent and legal fees	-	-	1,800,000	1,800	728,238	-	730,038

Issuance of warrants for services	-	-	-	-	91,400	-	91,400

Issuance of preferred stock for cash, net of fees	1,300,000	1,300	-	-	1,059,358	-	1,060,658

Issuance of warrants for deferred financing charges	-	-	-	-	12,000	-	12,000

Issuance of warrants for removal of ratchet provisions	-	-	-	-	43,632	-	43,632

Issuance of warrants for extension of debentures	-	-	-	-	11,198	-	11,198

Issuance of warrants, convertible notes	-	-	-	-	60,556	-	60,556

Vesting of employee stock options	-	-	-	-	152,526	-	152,526

Vesting of non-employee stock options	-	-	-	-	15,447	-	15,447

Net loss for the year ended June 30, 2008	-	-	-	-	-	(4,345,078)	(4,345,078)

BALANCE AT JUNE 30, 2008	1,300,000	$1,300	21,887,425	$21,887	$7,715,384	$(11,752,495)	$(4,013,924)

The accompanying notes are an integral part of these financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30, 2008 AND 2007

	2008	2007
Cash flows from operating activities:
Net Loss	$(4,345,078)	$(3,446,254)
Adjustments to reconcile net loss to
net cash used in operating activities:
Loss On Disposal of Fixed Assets	213,482	-
Depreciation	223,157	198,042
Amortization of prepaid consulting services	501,583	539,917
Issuance of warrants for services	91,400	30,300
Issuance of common stock for services	81,038	-
Increase (decrease) in Allowance for Doubtful Accounts	(61,782)	40,782
Write off of accounts receivable	84,821	-
Employee stock option vesting for compensation	152,526	129,278
Non-employee stock option vesting for services	15,447	12,222
Amortization of deferred charges	139,105	387,410
Decrease in fair value of embedded liability	(26,312)	-
Accretion of discount on convertible debt	297,268	-
Issuance of warrants for removal of ratchet provisions	43,632	-
Issuance of warrants for extension of debentures	11,198	-
(Increase) decrease in assets
Accounts receivable	209,594	(192,949)
Inventory	432,449	(181,448)
Prepaid expenses	68,050	(15,378)
Other assets	95,321	(203,604)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	343,184	155,688
Payroll liabilities	(38,186)	90,506
Deferred compensation	55,493	-
Deferred franchise fees	17,500	20,000
Deferred sales	(122,296)	(183,955)
Other current liabilities	28,662	-
Net cash used in operating activities	(1,488,744)	(2,619,443)

Cash flows from investing activities:
Deposits on stores and corporate facility	17,498	(28,234)
Sale of property and equipment	14,399	-
Purchase of property and equipment	(125,630)	(491,202)
Net cash used in investing activities	(93,733)	(519,436)

Cash flows from financing activities:
Repayment of notes payable	(46,824)	(164,821)
Proceeds from short-term debentures	788,076	300,000
Repayments on short-term debentures	(263,117)	-
Proceeds from long-term debentures	-	2,700,000
Proceed from issuance of preferred stock, net	1,060,658	-
Proceeds from issuance of common stock	-	69,802
Net cash provided by financing activities	1,538,793	2,904,981

Net increase in cash	(43,684)	(233,898)

Cash and equivalents, beginning of year	232,583	466,481

Cash and equivalents, end of year	$188,899	$232,583

Supplemental disclosure:
Cash paid during the period for interest	$105,294	$96,693

Supplemental disclosure of non-cash
investing and financing activities:
Liabilities assumed as part of acquisition of property	$-	$2,598

Acquisition of property and equipment by issuance of notes payable	$-	$242,800

Acquisition of property and equipment by issuance of common stock	$-	$40,000

Prepaid consulting services by issuance of common stock	$649,000	$556,250

Deferred Financing charges by issuance of warrant	$12,000	$730,400

Discount on debt due to beneficial conversion	$223,716	$-

Discount on debt due to issuance of warrants	$60,556	$-

The accompanying notes are an integral part of these financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY SIGNIFICANT ACCOUNTING POLICIES

History and Nature of Operations

Theater Xtreme Entertainment Group, Inc. (the “Company”), a Florida corporation, operates retail stores selling and installing complete home theater systems, along with being a retailer and wholesaler of home theater furnishings and accessories and a  franchise marketing company. The Company opened its first Company retail store, or design center on September 1, 2003 in Newark, Delaware. The Company relocated its Wilmington, Delaware design store to an improved location in Wilmington, Delaware in 2007. The Company closed three corporate stores during the year ended June 30, 2008 and now totals 2 corporate stores and 12 franchise locations.

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

Authorized shares

On April 21, 2008, the board of directors voted to amend the Company’s Articles of Incorporation to increase the number of shares which the Company is authorized to issue from 55,000,000 shares to 105,000,000 shares comprised of 100,000,000 common shares, par value $0.001, and 5,000,000 preferred shares with $0.001 par value. The amendment was approved by a sufficient number of shareholders needed for approval. The amendment was filed on May 30, 2008 with the Florida Department of State.  The number of authorized shares has been retroactively stated on the balance sheet.

THEATER XTREME ENTERTAINMENT GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Authorized shares (Continued)

On April 24, 2008, the board of directors voted to amend the Company’s Articles of Incorporation to designate 1,300,000 of the Company’s preferred stock as the Company’s Series A 12% Convertible Preferred Stock and created preferences, limitations and relative rights related thereto. The amendment was filed on May 12, 2008 with the Florida Department of State.

Comprehensive Income

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

Fair Value of Financial Instruments

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

Cash Equivalents

The Company considers all short-term securities purchased with a maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to a concentration of credit risk. These financial instruments consist primarily of cash and trade accounts receivable. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. As of June 30, 2008, accounts were guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000.  The Company has not experienced any losses in such accounts. Concentration of credit risk with respect to accounts receivable are limited due to the Company’s short payment terms and restrictive customer credit limits.

Accounts Receivable

The Company generally seeks full payment for its retail products and services prior to delivery and installation and does not normally sell its products and services to retail customers on an open credit basis.  From time to time, however, certain exceptions or accommodations are made for creditworthy retail customers. For wholesale sales to franchisees, the Company does, from time to time, extend limited credit terms to creditworthy franchisees.  Management closely monitors outstanding accounts receivable and charges off to expense any balances that are determined to be uncollectible or establishes an allowance for doubtful accounts. As of June 30, 2008 and 2007, the allowances for doubtful accounts were $4,000 and $65,782 respectively. Bad debt expense was $89,197 and $50,000 for the years ended June 30, 2008 and 2007, respectively.

THEATER XTREME ENTERTAINMENT GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory

The Company’s inventory is stated at the lower of cost (first-in, first-out) or market (net realizable value), and consists of the following at June 30:

	2008	2007

Equipment and furniture products	$199,172	$388,498
Cables and supplies	19,812	48,063
Retail displays	159,071	373,943

	$378,055	$810,504

Property and Equipment

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

Recoverability of Long-lived Assets

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

THEATER XTREME ENTERTAINMENT GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

Retail sales include all sales from Company-owned design centers.  The following is a summary of earned revenues at June 30:

	2008	2007

Retail sales	$2,912,723	$4,738,166
Wholesale sales	534,369	1,080,803
Franchise licenses and royalties	296,288	291,495

Total revenues	$3,743,380	$6,110,464

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

The following is a summary of amounts included in deferred sales as at June 30:

	2008	2007

Deferred retail sales	$365,162	$468,583
Unearned service contract revenue	8,293	27,168

Total deferred retail sales	$373,455	$495,751

THEATER XTREME ENTERTAINMENT GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Shipping and Handling Fees and Costs

The Company classifies shipping and handling fees when charged to the customer as revenue. The Company classifies shipping and handling costs as part of selling and administration expenses.  Shipping and handling costs were $32,705 and $69,303 for the years ended June 30, 2008 and 2007, respectively. In view of the Company’s treatment of shipping and handling costs as a component of selling, general and administrative cost, its gross margin may not be comparable to those of other companies where shipping and handling costs are included in cost of revenue.

THEATER XTREME ENTERTAINMENT GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

Advertising and sales promotion costs are expensed as incurred. Advertising and promotion expense, excluding investor relations expenses, totaled $307,764 and $532,040 for the years ended June 30, 2008 and 2007, respectively.

Investor Relations Costs

Investor relations services are expensed as incurred. Investor relations expenses, including investor relations promotional costs, totaled $221,899 and $714,893 for the years ended June 30, 2008 and 2007, respectively.

Store Opening Costs

Store opening costs and other start-up costs are expensed as incurred.

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

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility of between 45% and 200%, risk-free interest rate of from between 3.0% to 5.25% and expected option life of up to ten years.

As of June 30, 2008, there was $353,786 of unrecognized compensation expenses and $44,105 of unrecognized expenses for services related to non-vested market-based option share awards that are expected to be recognized through the fiscal year ended June 30, 2012.

THEATER XTREME ENTERTAINMENT GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 and will become effective beginning with the first quarter of fiscal 2009.  The FASB has granted a one-year deferral for non-financial assets and liabilities to comply with this statement. The Company has not yet determined the impact the implementation of SFAS 157 will have on the Company’s non-financial assets and liabilities which are not recognized or disclosed on a recurring basis. However, the Company does not anticipate that the full adoption of SFAS 157 will significantly impact their financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which is effective January 1, 2009. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. The Company has not yet determined the impact of the adoption of SFAS 161 on its financial statements and footnotes disclosures.

On December 4, 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS No. 141R).  SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to expand disclosures about the nature and financial effect of the business combination.  SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  This statement is effective for the Company beginning May 1, 2009 and will change the accounting for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for the Company beginning January 1, 2009.   This statement is not currently applicable since it has no majority-owned subsidiaries.

THEATER XTREME ENTERTAINMENT GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Pronouncements (Continued)

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162"). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. FAS 162 is not expected to have an impact on the financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Application of this FSP is not expected to have a significant impact on the financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company does not currently have any share-based awards that would qualify as participating securities. Therefore, application of this FSP is not expected to have an effect on the Company's financial reporting.

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP 14-1"). FSP 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The FSP includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. The Company has not yet determined the impact of the adoption of FSP 14-1 on its financial statements and footnotes.

NOTE 2 - MANAGEMENT’S PLANS

Future capital requirements and the adequacy of available funds will depend on numerous factors and risks, including, among other factors, overall macro-economic issues, strength of the consumer in the targeted average household income range, the successful expansion of the re-designed Company-owned retail design centers, and lastly the successful launch and the sales of the RowOne Jasper line of products.  The company acquired Jasper Cabinet Co, in the fall of 2008 as part of its strategy to expand it RowOne product line into the consumer electronic and home furniture channels.  Further, the Company’s results of operations and resulting capital requirements will be affected by a variety of additional factors and risks including, but not limited to, decreases in average selling prices over the life of any particular product, new product and technology introductions, the ability to adequately fund the complete build out of the corporate stores on a timely schedule, the ability to maintain the cost savings measures enacted as part of the turnaround, and the ability to develop and maintain critical supply chain, outsource and distribution relationships.

THEATER XTREME ENTERTAINMENT GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

NOTE 2 - MANAGEMENT’S PLANS (CONTINUED)

The Company has incurred significant losses from operations, has an accumulated deficit and a highly leveraged capital position that raises substantial doubts about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments related to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company expects to incur significant expenditures to further the development and commercialization of its products. To achieve this, The Company has requested and received deferral of interest payments due to its principal debtor through February 1, 2009, and is currently negotiating with its short term debenture creditors for an extension of the term of the short-term debentures for an additional year, and is diligently pursuing the raising of additional funds. The Company has identified a number of potential sources of new funding and is currently working toward a conclusion that would provide interim funds as well as a longer term capital raise effort. At the time of preparation of these statements the company has entered into an advisory and investment banking relationship with Allen Partner LLC and closed on a senior debenture raise of $800,000 less fees and expenses. The company now intends to begin raising longer term capital. There is no assurance that any additional capital would be forthcoming.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30:

	2008	2007

Vehicles	$185,469	$226,154
Equipment and computers	212,160	117,963
Furniture and fixtures	5,897	4,337
Leasehold improvements	511,376	945,320
	914,902	1,293,774
Accumulated depreciation	(306,916)	(360,380)
	$607,986	$933,394

Depreciation expense was $223,157 and $198,042 for the years ended June 30, 2008 and 2007.

During the year ended June 30, 2008, the Company closed three of is corporate stores.  The leasehold improvements of the three stores were written off for a recognized loss of $216,991.

During the year ended June 30, 2008, the Company sold two of its vehicles for a realized gain of $3,509.

THEATER XTREME ENTERTAINMENT GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

NOTE 4 – SHORT-TERM DEBENTURES AND PROMISSORY NOTES

Short-Term Non-Convertible Debentures

In November 2006, the Company executed and delivered convertible debentures to three accredited investors (the “Debenture Holders”) in the aggregate face amount of $300,000 (the “Debentures”).  The Debentures bear interest at 15% per annum, payable on a monthly basis, mature in November 2007 and may be prepaid at any time with a penalty fee of 5% of the principal paid.  In December, 2007, the Company and the Debenture Holders, agreed to amend the Debentures.  The amendment extended the due date of the payment of amounts due and payable on the Debentures to March 17, 2008.  In consideration for this amendment, the Company issued warrants to the Debenture Holders entitling them to purchase up to 150,000 shares of Company’s Common Stock, in the aggregate, at an exercise price of $1.00 per share.  See Note 7.  In March, 2008, the Company and the Debenture Holders further extended the due date of the payment of amounts due and payable on the debentures to April 30, 2008 and later amended same to June 30, 2008. The Company and the Debenture Holders further extended the due date to July 31, 2008.  On August 20, 2008, the Debenture Holders agreed to further extend the due date of the loans, which are being serviced on a monthly basis, until such time the loans will be converted into the next anticipated offering.

Short-Term Non-Convertible Promissory Notes

Between July 20, 2007 and August 15, 2007, the Company executed and delivered promissory notes to three accredited investors ( the “Promissory Note Investors”) in the aggregate face amount of $225,000 (the “Promissory Notes”), and warrants (the “Promissory Warrants”) to purchase up to 112,500 shares, in the aggregate, of the Company’s common stock (the “Promissory Note Financing”), valued at $12,000, fair value, using the Black-Scholes option pricing model and will be expensed over the term of the note.  The Promissory Notes bear interest at 14% per annum, mature one year from the date of issue and may be prepaid at any time without penalty.  The Promissory Warrants have an exercise price of $1.00 per share and are subject to full ratchet price protection for the five-year life of the Promissory Warrants.  Repayment of the Promissory Notes is guaranteed by Scott R. Oglum, former Chief Executive Officer of the Company, through separate Guaranty and Pledge agreements with all three accredited investors. The guarantees are secured by a pledge by Mr. Oglum of up to 3,618,275 shares, in the aggregate, of the Company’s common stock which he owns representing his entire holdings. In September 2007, the Company indemnified Mr. Oglum, in connection with the Guaranty and Pledge Agreements, for any and all out of pocket and legal expenses, not to include replacement of any shares lost or forfeited due to default by the company, made by Mr. Oglum to the holders of the Promissory Notes and for the dollar amount of any unrecovered proceeds pursuant to the sale of any of the Pledged Shares as may be sold pursuant to the Guaranty and Pledge Agreements.  The Company is currently in default on these notes.  The Company, due to cash restraints, is likely to default on $200,000 of the Promissory Notes that were personally guaranteed by Mr. Oglum and secured by his pledged shares.  The holders of the promissory notes could demand the shares from Mr. Oglum and upon receipt of these shares by the holders, the company believes the notes will be satisfied in full and there will be no further liability.  The Company and the holder of the $25,000 Promissory Note has agreed to an extension.

THEATER XTREME ENTERTAINMENT GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

NOTE 4 – SHORT-TERM DEBENTURES AND PROMISSORY NOTES (CONTINUED)

Convertible Promissory Notes

In January, February and March, 2008, the Company executed and delivered, separately to six accredited investors (the “Convertible Investors”), (i) convertible promissory notes in the aggregate face amount of $563,076 (the “Convertible Notes”), and (ii) warrants (the “C Warrants”) to purchase up to an aggregate of 438,096 shares of the Company’s common stock (the “Convertible Financing”). The proceeds of the sale of the Convertible Notes, net of transaction expenses, were used for general corporate purposes. The Convertible Notes mature from 120 to 180 days from date of issue and may be prepaid at any time in whole or in part without penalty. The Convertible Notes bear interest at 19%, per annum, for the 180 day notes, and 21% per annum on the 120 day notes, and are due and payable at their respective maturity dates. The Convertible Investors may convert the principal balance of the Convertible Notes plus accrued interest (if any), in whole or in part, into common shares, at their election at any time prior to payment at a conversion price equal to $0.10 per share.  The Company and the Convertible Investors of $249,960 of Convertible Notes have agreed to extend the due date to February 2009.  The Company and the Convertible Investor of $25,000 of Convertible Notes have agreed to an extension until such time the loans will be converted into the next anticipated offering.  The Company and the Convertible Investor of $25,000 have agreed to trade the payoff of the note for services.  The balance at June 30, 2008 was $286,643, which is net of a discount of $13,317.

The C Warrants have an exercise price of $0.50 per share for the five-year life of the Warrants. In accordance with EITF-00-19 (Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock), the C Warrants are classified as equity and the Company has valued the C Warrants at $60,556, representing the fair value using the Black-Sholes model at the time of the loans were made and reflected as a discount on the Convertible Notes to be accreted over their term. Additionally, in accordance with SFAS 133, the Convertible Notes are deemed derivative instruments requiring bifurcation of the conversion feature. Under EITF-00-27 (Application of Issue No. 98-5 to Certain Convertible Instruments), the Company has calculated an intrinsic conversion value of the Convertible Notes at $250,028 as of the issuance date and will treat this amount as an embedded derivative liability since the counterparty has a choice of settlement in cash or in shares. Changes in the fair value of the embedded derivative liability will be reflected in the statement of operations.  The aggregate embedded derivative liability will be reclassified to equity upon expiry or conversion of the conversion feature. Additionally, and in accordance with EITF-98-5 (Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios), the value of the C warrants and the beneficial conversion feature, totaling $310,584 as of the issuance date, is reflected as a discount assigned to the Convertible Notes.  The discount associated with the beneficial conversion feature is to be accreted over the period of the earliest conversion date. Since the Convertible Notes are convertible immediately, the Company accreted the entire $250,028.   The embedded derivative balance at the year ended June 30, 2008 was $223,716.   The decrease in fair value of the embedded derivative liability for the year ended June 30, 2008 was $26,312.  The discount associated with the issuance of the C Warrants is accreted over the term of the Convertible Notes.    During the year ended June 30, 2008, the Company accreted $47,240 associated with this discount.  The accretion of discount on the convertible debt was $297,268 for the year ended June 30, 2008, consisting of the accretion of the embedded derivative liability of $250,028 and the accretion of the warrants of $47,240.

THEATER XTREME ENTERTAINMENT GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

NOTE 5 – LONG-TERM DEBT, NOTES PAYABLE AND NON-CONVERTIBLE DEBENTURES

Long-term debt consists of the following at June 30:

	2008	2007
Note Payable to bank, in monthly installments
of $402, including interest at 7.25%,
secured by vehicle, maturing
November 2008	$-	$6,485

Note Payable to bank, in monthly installments
of $349, including interest at 7.25%,
secured by vehicle, maturing
December 2008	2,052	5,934

Note Payable to bank, in monthly installments
of $539, including interest at 7.99%
secured by vehicle, maturing
December 2009	9,119	14,618

Note Payable to bank, in monthly installments
of $338, including interest at 5.99%
secured by vehicle, maturing
July 2010	-	11,671

Note Payable to bank, in monthly installments
of $252, including interest at 5.99%
secured by vehicle, maturing
July 2010	5,914	8,501

Note Payable to financial institution, in monthly installments of $800, including interest at 8.9%
secured by vehicle, maturing May 2011	24,568	31,631

Note Payable to financial institution, in monthly installments of $631, including interest at 8.99%
secured by vehicle, maturing November 2012	27,917	32,356

Note Payable to financial institution, in monthly installments of $629, including interest at 8.99%
secured by vehicle, maturing December 2012	27,843	32,654

Capitalized lease with monthly payments of $34
and imputed interest at 8% and 10%
through July 2008	34	421
	97,447	144,271

Less current portion	(38,052)	(37,047)

Notes Payable, net of current portion	$59,395	$107,224

Non-convertible debenture payable to an accredited investor, with payments of interest only due at the beginning of
each calendar quarter, at a rate of 10% per annum,
principal due in September 2011	$2,700,000	$2,700,000

THEATER XTREME ENTERTAINMENT GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

NOTE 5 – LONG-TERM DEBT, NOTES PAYABLE AND NON-CONVERTIBLE DEBENTURES (CONTINUED)

Non-Convertible Debenture

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

On June 27, 2008, the Company and Kinzer agreed to further amend the Debenture to defer the interest payment otherwise due on July 1, 2008 until September 30, 2008.  The amendment also changes the maturity date to September 30, 2011 and has waived the requirement of repayment upon equity financing in excess of $6,000,000.

On September 30, 2008, the Company and Kinzer agreed to further amend the Debenture to defer the interest payment otherwise due on October 1, 2008 until January 5, 2009.

The Company incurred interest costs of $563,354 and $551,420 for the years ended June 30, 2008 and 2007, respectively.  For the year ended June 30, 2008 and 2007, $66,830 and $0 of the amount incurred for interest expense reflects non-cash charges related to amortization of the costs of warrants attached to certain indebtedness.

Future maturities of long-term debt as of June 30, 2008 are as follows for the year ended June 30:

2009	$27,468
2010	22,758
2011	16,933
2012	13,348
2013	16,940
thereafter	-
$97,447

NOTE 6 – LEASE COMMITTMENTS

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

THEATER XTREME ENTERTAINMENT GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

NOTE 6 – LEASE COMMITMENTS (CONTINUED)

The following is a schedule by year of future minimum rental payments required under the operating lease agreements for the year ended June 30:

2009	$287,733
2010	254,262
2011	257,644
2012	78,363
2013	-
thereafter	-
$878,002

Total minimum lease payments do not include executory costs, common area charges, or increases measured by consumer price or other index changes.

During the year ended June 30, 2008, three stores were closed and the Company had lease obligations remaining on these properties; Newark, Fairfax and Bel-Air.  In May and June 2008, the three leases had a combined outstanding lease obligation of $418,037.  The Company was released from all future obligations on the three leases for settlement payments of $100,310 in total, which was reflected as part of rent expense as of June 30, 2008.

Rent expense charged to operations was $561,821 and $408,041 for the years ended June 30, 2008 and 2007, respectively.

NOTE 7 - STOCKHOLDERS’ EQUITY

Preferred Stock

During the year ended June 30, 2008, the Company issued 1,300,000 shares of its preferred stock and warrants to purchase 6,500,000 shares of its common stock at an exercise price of $0.50 for proceeds of $1,060,658, net of fees, pursuant to a private placement memorandum.

Common Stock

In July 2006, the Company issued 40,000 shares of its common stock for the purchase of the assets of its former Leesport franchise valued at $40,000, fair value.

In August 2006, the Company issued 500,000 shares of its common stock for services valued at $425,000, fair value.

In April 2007, the Company issued 50,000 shares of its common stock for services valued at $42,500, fair value.

In May 2007, the Company issued 100,000 shares of its common stock for services valued at $49,000, fair value.

In June 2007, the Company issued 75,000 shares of its common stock for services valued at $39,750, fair value.

For the year ended June 30, 2007, the Company issued a total of 200,083 shares of its common stock pursuant to exercise of employee options.  Aggregate proceeds of the exercised shares, net of the costs of issuance of the shares, amounted to $69,802, fair value.

THEATER XTREME ENTERTAINMENT GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

NOTE 7 - STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock (Continued)

In July 2007, the Company issued 650,000 shares of its common stock valued at $395,788, fair value, for a management contract beginning July 1, 2007 for twelve months.  The Company recognized, net of legal fees, $396,500 in management expense for the year ended June 30, 2008.

In July 2007, the Company issued 75,000 shares of its common stock valued at $41,250, fair value, for consulting services.  The Company recognized $41,250 in consulting expense for the year ended June 30, 2008.

In April 2008, the Company issued 525,000 shares of its common stock valued at $210,500, fair value, for consulting services.  The Company recognized $90,500 in consulting expense for the year ended June 30, 2008.

In May 2008, the Company issued 350,000 shares of its common stock valued at $52,500, fair value, for consulting services.  The Company recognized $8,750 in consulting expense for the year ended June 30, 2008.

In May 2008, the Company entered into an agreement with a former vendor to settle a lawsuit for past investor relations services rendered.  The Company issued 200,000 shares of its common stock valued at $30,000, fair value, which was recognized as investor relations expense for the year ended June 30, 2008.

Warrants

For the year ended June 30, 2007, the Company issued 400,000 common stock purchase warrants at an exercise price of $1.00, valued at $287,500, fair value, and 1,020,600 common stock purchase warrants at an exercise price of $1.10, valued at $463,200, fair value, in connection with the issuance of non-convertible debentures. The company amortizes these amounts over the periods of the services rendered or the time of the indebtedness, as applicable. The Company uses the Black-Scholes option pricing model.

For the year ended June 30, 2007, the Company issued 102,500 common stock purchase warrants at an exercise price of $1.00 per share to one vendor for services rendered, valued at $30,300, fair value, using the Black-Scholes option pricing model.

In July 2007, the Company issued a warrant to purchase 500,000 shares of its common stock valued at $90,800, fair value, for a management contract beginning July 1, 2007 for twelve months.  The Company recognized $90,800 in management expense for the year ended June 30, 2008.

In July 2007, in separate transactions, the Company and all holders of common stock purchase warrants issued by the Company which had heretofore included full ratchet protection (the “R Warrants”) entered into agreements to amend the terms of the R Warrants to remove from the R Warrants those provisions calling for full ratchet protection.  These provisions would have given the holders the right to acquire shares a lower exercise price at any time that the Company issued equity securities at an effective price lower than the current exercise price of the outstanding warrants.  Originally there were 1,020,600 warrants to purchase the Company’s common stock with an exercise price of $1.10, valued at $442,900, fair value.  After the removal of the ratchet protection, there were 1,122,600 warrants to purchase the Company’s common stock with an exercise price of $1.00, valued at $486,532, fair value.  The increase in the value of the warrants of $43,632 was recorded as an additional operating expense for the year ended June 30, 2008.

THEATER XTREME ENTERTAINMENT GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

NOTE 7 - STOCKHOLDERS’ EQUITY (CONTINUED)

Warrants (Continued)

In August 2007, the Company granted a warrant to purchase 8,750 shares of the Company’s common stock at an exercise price of $1.00 per share, valued at $600, fair value, for consulting services rendered.

During the year ended June 30, 2008, the Company granted warrants to purchase 112,500 shares of its common stock, in the aggregate, at exercise prices of $1.00 per share separately to three accredited investors in connection with the Promissory Note Financing. The Company has valued these warrants at $12,000, in the aggregate and will expense this amount over the time of the respective underlying Promissory Notes. See Note 4.

During the year ended June 30, 2008, the Company and the holders of three debentures, whose aggregate face value amounts to $300,000, agreed to amend the debentures as to their due dates on a month-to-month basis.  The amendments have extended the due date of the payment of amounts due and payable on the debentures to June 30, 2008.  In consideration for the amendments, the Company issued warrants to the debenture holders entitling them to purchase up to 150,000 shares of Company’s Common Stock, in the aggregate, at an exercise price of $1.00 per share.  The Company has valued these warrants at $11,198, in the aggregate, and has expensed this amount in the year ended June 30, 2008.  See Note 4.

During the year ended June 30, 2008, the Company granted warrants to purchase 438,096 shares of the Company’s common stock at an exercise price of $0.50 per share valued at $60,556, fair value.  These warrants were issued in connection with convertible financing, recorded as a prepaid expense and expensed in the year ended June 30, 2008.  See Note 4.

During the year ended June 30, 2008, the Company granted warrants to purchase 1,690,000 shares of its common stock at an exercise price of $0.50 per share to a consultant for services rendered in connection with the preferred stock private placement memorandum.  These warrants were valued at $242,574, fair value and expensed in the year ended June 30, 2008.

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility of between 45% and 264%, risk-free interest rate of between 3.0% to 5.25% and expected option life of five years.

The following summarizes warrants to purchase the Company’s common stock outstanding through June 30, 2008:

	Warrants	Price

Warrants outstanding at June 30, 2006	-	$-

Issued	1,523,100	$1.00

Warrants outstanding at June 30, 2007	1,523,100	$1.00

Issued	9,501,406	$0.54

Warrants outstanding at June 30, 2008	11,024,506	$0.61

Exercisable, June 30, 2008	11,024,506	$0.61

THEATER XTREME ENTERTAINMENT GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

NOTE 7 - STOCKHOLDERS’ EQUITY (CONTINUED)

Warrants (Continued)

Information with respect to the Company’s warrants that are outstanding as of June 30, 2008 is as follows:

	Number of Warrants	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options and
Exercise Prices	at June 30, 2008	Contractual Life	Warrants Currently Exercisable

$0.50 - $1.00	11,024,506	3.9 Years	$0.61

NOTE 8 – STOCK OPTION PLAN

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

As of June 30, 2008, there was $388,067 of unrecognized compensation expenses and $55,724 of unrecognized expenses for services related to non-vested market based option share awards that are expected to be recognized through the fiscal year ended June 30, 2018.

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility of between 45% and 254%, risk-free interest rate of between 3.0% to 5.25% and expected option life of ten years.

THEATER XTREME ENTERTAINMENT GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

NOTE 8 – STOCK OPTION PLAN (CONTINUED)

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

During the year ended June 30, 2008, the Company granted an aggregate of 2,250,000 stock options at an exercise price ranging from $0.11 to $0.15 to eight employees and granted an aggregate of 100,000 stock options at an exercise price ranging from $0.10 to $0.40 to two outside directors.

During the year ended June 30, 2008, a total of 263,750 of unvested stock options were forfeited due to termination of employment and 50,000 were forfeited due to a board member leaving.

The weighted-average fair value of Incentive Stock Options (ISO’s) granted during the year ended June 30, 2008 was $0.25. The weighted-average fair value of non-qualified options granted during the year ended June 30, 2008 was $0.41.

The following table summarizes all fiscal year stock option activity of the Company for the years ended June 30, 2008 and 2007:

	Incentive Stock Options		Nonqualified Stock Options
		Weighted		Weighted
	Stock	Average	Stock	Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price

Balance, June 30, 2006	1,440,000	$0.48	150,000	$0.35

Granted during the period	170,900	$0.80	30,000	$1.12
Exercised during the period	(200,083)	$0.35	-	xx
Cancelled / forfeited during the period	(75,100)	$0.37	-	xx

Balance, June 30, 2007	1,335,717	$0.54	180,000	$0.48

Granted during the period	2,250,000	$0.12	100,000	$0.25
Exercised during the period	-	xx	-	xx
Cancelled / forfeited during the period	(263,750)	$0.48	(50,000)	$0.35

Balance, June 30, 2008	3,321,967	$0.25	230,000	$0.41

THEATER XTREME ENTERTAINMENT GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

NOTE 8 – STOCK OPTION PLAN (CONTINUED)

The following table summarizes information about stock options outstanding at June 30, 2008:

	Summary of ISO Options			Summary of Nonqualified Options
	Outstanding		Exercisable	Outstanding		Exercisable
	Number	Weighted	Number	Number	Weighted	Number
	Outstanding	Average	Outstanding	Outstanding	Average	Outstanding
	at	Remaining	at	at	Remaining	at
Exercise	June 30	Contractual	June 30	June 30	Contractual	June 30
Price	2008	Life	2008	2008	Life	2008

$0.10	-	xx	-	50,000	9.53 Years	-
$0.11	2,000,000	9.75 Years	-	-	xx	-
$0.15	250,000	9.92 Years	25,000	-	xx	-
$0.35	751,667	6.75 Years	565,167	100,000	6.75 Years	75,000
$0.40	-	xx	-	50,000	9.83 Years	-
$0.80	-	8.83 Years	-	-	xx	-
$0.89	50,000	8.83 Years	12,500	-	xx	-
$1.00	265,000	7.50 Years	131,250	-	xx	-
$1.04	5,300	8.42 Years	891	-	xx	-
$1.12	-	xx	-	30,000	8.50 Years	7,500

	3,321,967		734,808	230,000		82,500

NOTE 9 – INCOME TAXES

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

THEATER XTREME ENTERTAINMENT GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

	2008	2007

Income tax benefit at US federal income tax rates	$(1,477,000)	$(1,138,000)
State benefits at statutory rates	(391,000)	(286,000
Non-deductible expenses	76,000	-
Change in valuation allowance	1,792,000	1,424,000
Income tax benefit	-

Income tax benefit consists of the following:
Current tax benefit
Federal	$-	$-
State	-	-

Deferred tax benefit
Federal	(3,784,000)	(2,473,000)
State	(1,003,000)	(522,000)
Valuation allowance	4,787,000	2,995,000
	$-	$-

The components of deferred assets are as follows:
Net operating loss tax benefit	$4,508,000	$2,884,000
Non-deductible share-based compensation	277,000	85,000
Allowance for bad debts	2,000	26,000
Valuation allowance	(4,787,000)	(2,995,000)
	$-	$-

THEATER XTREME ENTERTAINMENT GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

NOTE 9 – INCOME TAXES (CONTINUED)

The valuation allowance for deferred assets as of June 30, 2008 and 2007 was $4,787,000 and $2,995,000, respectively.  The change in the total valuation allowance for the years ended June 30, 3008 and 2007 was an increase of $1,792,000 and an increase of $1,424,000, respectively.  In assessing the realizability of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible.  Management considered projected future taxable income and tax planning strategies in making this assessment.

At June 30, 2008, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $10,483,000, which were available to offset future taxable income, if any, and expire in various years through June 30, 2028.  Based on the limited operating history of the Company and losses incurred to date, management has fully reserved the deferred tax asset.

The Company adopted Fin 48 effective July 1, 2007, which did not require an accrual for uncertainties position, as of July 1, 2007.  There was no change in unrecognized tax benefits during the year ended June 30, 2008.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  In general, the Company’s filed income tax returns are no longer subject to examination by the respective taxing authorities for years ending before June 30, 2005.

NOTE 10 – FORGIVENESS OF DEBT

During the year ended June 30, 2008, the Company settled numerous past debts, lawsuits and actions for less than owed.  The amount of forgiveness of debt for the year ended June 30, 2008 was $76,840.

During the year ended June 30, 2008, three stores were closed and the Company had lease obligations remaining on these properties; Newark, Fairfax and Bel-Air.  In May and June 2008, the three leases had a combined outstanding lease obligation of $418,037.  The Company was released from all future obligations on the three leases for settlement payments of $100,310 in total, which was reflected as part of rent expense as of June 30, 2008.

NOTE 11 – SUBSEQUENT EVENTS

In July 2008, the Company entered into a one-year management contract in exchange for 2,500,000 shares of its common stock valued at $175,000, fair value and amortized over the life of the contract.

In July 2008, the Company issued 1,000,000 shares of its common stock for legal services rendered during July 2008 and future legal services valued at $70,000, fair value.

In July 2008, the Company issued 369,076 shares of its common stock for legal services that were included in accounts payable at June 30, 2008, valued at $25,835, fair value.

In July 2008, pursuant to the 2008 Plan, the Company issued 1,500,000 shares of its common stock to members of the board of directors, valued at $35,000 under the 2008 stock option plan.

In July 2008, pursuant to the 2008 Plan, the Company granted 3,683,033 shares of its common stock to executive officers and 450,000 to non-executive officers and employees.  The Company issued 1,427,678 shares of its common stock to executive officers in July 2008, valued at $99,937, fair value.

THEATER XTREME ENTERTAINMENT GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

NOTE 11 – SUBSEQUENT EVENTS (CONTINUED)

The Company issued 150,000 shares of its common stock to non-executive officers and employees in July 2008, valued at $10,500, fair value.

In July 2008, pursuant to the 2008 Plan, the Company granted 50,000 shares of its common stock to a consultant for services rendered, valued at $3,500, fair value.

In July 2008, a former employee threatened legal action against the Company.  The Company entered into a separation agreement in August 2008, whereas the employee’s 450,000 options were cancelled in favor of a warrant to purchase 450,000 shares of the Company’s common stock with an exercise price of $0.20 per share expiring on August 14, 2010.  The Company also agreed to pay the employee’s COBRA for July 2008 through August 2008.  The warrant was valued at $25,037, fair value.

In August 2008, a landlord filed an action against the Company in connection with the Leesport property alleging the Company owes fees associated with past rent due, late charges, delinquent payment fees, taxes, common area maintenance, insurance, utilities and professional fees.  The Company has retained a lawyer who has determined the maximum exposure to the Company is $200,000.  The Company is currently in negotiations with the landlord to negotiate a settlement and it is expected to be resolved expediently.  As of June 30, 2008, approximately $45,000 has been included in accounts payable for back rent.

In August 2008, the Company issued 12%, senior unsecured convertible debentures due July 2009 in the amount of $300,000, with warrants to purchase 60,000 shares of the Company’s common stock at an exercise price of $0.10 per share, netting $235,270 after fees, pursuant to a private placement memorandum dated July 23, 2008.  In connection with this offering, a Class B Warrant to purchase 6,000 shares of the Company’s common stock at an exercise price of $0.10 per share was issued, valued at $588, fair value.  Class A Warrants to purchase 375,000 shares of the Company’s common stock at an exercise price of $0.10 per share was also issued in connection with this offering, valued at $36,729, fair value.

In September 2008, the Company issued 12%, senior unsecured convertible debentures due July 2009 in the amount of $200,000, with warrants to purchase 40,000 shares of the Company’s common stock at an exercise price of $0.10 per share, netting $168,930 after fees, pursuant to a private placement memorandum dated July 23, 2008.  In connection with this offering, a Class B Warrant to purchase 4,000 shares of the Company’s common stock at an exercise price of $0.10 per share was issued, valued at $393, fair value.  Class A Warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.10 per share was also issued in connection with this offering, valued at $24,583, fair value.

On September 30, 2008, the Internal Revenue Service (“IRS”) issued a tax lien against the Company in the amount of $275,855 for payroll taxes, interest and penalties dating back to 2005.  Due to the merger in 2005, the payroll tax returns and deposits were filed and paid using two separate employer identification numbers.  The Company has paid all of its payroll tax due for the year ending December 31, 2005; however it does owe interest and penalties.  The Company is currently working with the IRS to determine what is owed.  The Company estimates that approximately $40,000 will be owed once everything is resolved and has included this amount in the current liabilities.  As of June 30, 2008, the Company is current with its payroll taxes and filings.

THEATER XTREME ENTERTAINMENT GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

NOTE 11 – SUBSEQUENT EVENTS (CONTINUED)

In October 2008, the Company issued 12%, senior unsecured convertible debentures due July 2009 in the amount of $295,000, with warrants to purchase 59,000 shares of the Company’s common stock at an exercise price of $0.10 per share, netting $251,550 after fees, pursuant to a private placement memorandum dated July 23, 2008.  In connection with this offering, a Class B Warrant to purchase 5,900 shares of the Company’s common stock at an exercise price of $0.10 per share was issued, valued at $276, fair value.  Class A Warrants to purchase 368,750 shares of the Company’s common stock at an exercise price of $0.10 per share was also issued in connection with this offering, valued at $25,420, fair value.

Through October 22, 2008, the Company settled various claims and past debts from vendors and lease holders.  The total of these claims were $56,543 of which the Company settled for $36,733.

Through October 22, 2008, options to purchase 421,667 and 50,000 shares of the Company’s common stock have expired from terminated employees and resigned members of the Board of Directors and were returned to the 2005 Plan.