Form 10-Q
period 2008-09-30
THEATER XTREME ENTERTAINMENT GROUP, INC
filed 2008-11-19
CIK 1089775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File number 0-26845

Theater Xtreme Entertainment Group, Inc.

(Exact name of registrant as specified in its charter)

Florida	65-0913583
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Corporate Boulevard, Suite E, Newark, Delaware	19702
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (302)  455-1334

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer  ☐ Accelerated filer ☐   Non-accelerated filer ☐   Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐    No ☒

The number of shares of the registrant’s Common Stock outstanding as of November 17, 2008 was 28,884,179.

Item 1.

Financial Statements.

Our Financial Statements are attached as Appendix A (following Exhibits) and included as part of this Form 10-Q Report.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion “Management's Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements. The words “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “will,” “could,” “may” and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and financial performance and involve risks and uncertainties. Should one or more risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, expected, planned, intended, estimated, projected or otherwise indicated. We caution you not to place undue reliance on these forward-looking statements, which we have made as of the date of this Quarterly Report on Form 10-Q.

The following provides information that management believes is relevant to an assessment and understanding of our plans and financial condition. The following selected financial information is derived from our historical financial statements and should be read in conjunction with such financial statements and notes thereto set forth elsewhere herein and the "Forward-Looking Statements" explanation included herein.

Results of Operations for the three months ended September 30, 2008 compared to the three months ended September 30, 2007

Total Revenue

Total revenue includes delivered and installed merchandise, installation and service labor customer service revenues, earned franchise license fees and franchise royalties.  Total revenue for the three months ended September 30, 2008 was $817,263 compared to $1,203,013 for the three months ended September 30, 2007, reflecting a decrease of $385,750 or 32%. This decrease is a result of decreased retail sales due to the closing of three of the Company’s corporate stores, the change to allow most franchise purchases to be made directly from vendors versus through the Company, the decline in collected franchise royalties, the unavailability of import private label products, and some softening of consumer demand in the later part of the quarter, offset by the recognition of revenue from deferred franchise sales.

The following is illustrative for the three months ended September 30:

	2008			2007
		Gross			Gross
	Sales	Profit	%	Sales	Profit	%

Retail	$568,670	$158,356	28%	$767,260	$220,206	29%
Wholesale	6,350	2,119	33%	311,625	38,394	12%
Franchise	242,243	242,243	100%	124,128	124,128	100%

Total	$817,263	$402,718	49%	$1,203,013	$382,728	32%

For the three months ended September 30, 2008, retail sales decreased by $198,590, or 25.9%, when compared to the three months ended September 30, 2007 due to the closing of three corporate stores during the year ended June 30, 2008. Same-store sales, reflecting sales for the Company’s Delaware locations, were $459,868 and $608,991 for the three months ended September 30, 2008 and 2007, respectively and decreased by $149,123 or 24.5%. This decrease is attributable to reduced consumer spending in the consumer electronics category generally experienced by most consumer electronics retailers and unavailability of import private label products.

Wholesale sales decreased $305,275 to $6,350 for the three months ended September 30, 2008 compared to $311,625 for the three months ended September 30, 2007.  The decrease in wholesale sales is reflective of the franchise stores acting independently of corporate headquarters.

For the three months ended September 30, 2008, the Company had total new customer orders of $524,583 compared to $1,257,384 for the three months ended September 30, 2007.  The Company’s backlog at September 30, 2008 was $506,839 compared to $1,149,390 at September 30, 2007.

The Company has continued to emphasize an integrated approach to home theater design which increasingly includes not only audio and video equipment, but also complementary décor items including chairs, seating and furniture, as well as other interior design elements which taken together provide customers with total home theater design solutions.  The decrease in customer orders is related to the closing of the four design center as well as decrease wholesale sales from the franchise design centers.

For the three months ended September 30, 2008, the Company collected $-0- non-refundable, initial franchise license fees versus $80,000 collected for the three months ended September 30, 2007.  For the three months ended September 30, 2008, the Company recognized a total of $236,500 in franchise license fees, consisting of $40,000 as earned revenue relating to the opening of one franchise and $196,500 (most of these funds were not held in escrow and used in the previous fiscal year) for franchises whose rights were terminated pursuant to their signed agreements.  For the three months ending September 30, 2007, the Company recognized $62,500 as earned revenue relating to the opening of its franchises.  At September 30, 2008, the Company had $80,000 in deferred franchise fees that will be recognized as earned revenue in periods when the franchise design centers open, or area development rights expire.

The Company’s franchise contract provides royalty payments of approximately 4% of franchisee gross revenues.  For the three months ended September 30, 2008, franchise revenue, reflecting earned franchised fees and franchise royalties, decreased by $55,886 or 90.7%, when compared to the three months ended September 30, 2007.  All but a couple of the franchises have ceased payment of their franchise royalties claiming that the Company is in default of the franchise agreements. The Company has retained an experienced franchise lawyer and is currently in negotiations with a group of its franchises on an amicable solution, which may include a “catch up” provision or a buy out of the agreement by the franchisee.

Cost of Sales and Gross Profit

Gross profit amounts and percentages on retail sales for the three months ended September 30, 2008 amounted to $158,356 and 27.9% compared to $220,206 and 28.7% for the three months ended September 30, 2007.  Management expects gross profit percentages to remain consistent or rise as operations expand and imports are available for sale and distribution once again.

Operating Expenses

Occupancy Expenses

Occupancy expenses include leasing expenses for retail design centers and office and warehouse facilities, property taxes, utilities, maintenance and other related occupancy expenses.  For the three months ended September 30, 2008, occupancy expenses were $147,265 compared to $155,067 for the three months ended September 30, 2007.  The decrease of $7,802 is attributable to the operating costs of a population of five Company-owned stores at September 30, 2008 versus two Company-owned stores open at September 30, 2007 offset by occupancy costs for the leases that the Company has settled on the closed properties.  For the three months ended September 30, 2008, the Company paid the balance of $41,242 to settle the Bel-Air, Maryland property lease.

The Company closed its Lutherville, Maryland store in November 2008 and has negotiated a verbal agreement from the landlord to be released from all future lease obligations for six months rent totaling $38,988 less the security deposit of $12,500.  The total future lease obligations are $202,027.  This verbal commitment is not binding and there can be no assurances the landlord will abide by his verbal commitment and begin to take action to demanding fulfillment of lease obligations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include the compensation of design center personnel, support operations, advertising, marketing, franchise operational support other merchandising expenses, finance information systems, human resources training operations, related support functions, and executive officers compensation.  Selling, general and administrative expenses for the three months ended September 30, 2008 were $1,005,896 compared to $1,198,841 for the three months ended September 30, 2007 for a decrease of $192,945.

Advertising and Promotional expenses for the three months ended September 30, 2008 were $29,942 compared to $147,834 for the three months ended September 30, 2007 reflecting a decrease of $117,892 due to reduced spending across the board in all advertising categories in order to control expenses, and reduction of advertising in closed store markets.

Professional fees, excluding investment advisor expense, amounted to $245,728 for the three months ended September 30, 2008 compared to $188,955 for the three months ended September 30, 2007.  The increase of $56,773 is due to additional legal and management consulting services.

Personnel costs amounted to $213,782 for the three months ended September 30, 2008 compared to $482,355 for the three months ended September 30, 2007 for a decrease of $268,573.  This decrease is reflective of three closed corporate stores and the downsizing of personnel at corporate headquarters.

During the three months ended September 30, 2008, the Company also granted employees, directors and consultants stock bonuses.  There were no stock bonuses for the three months ended September 30, 2007.  For the three months ended September 30, 2008, the Company recognized $229,527 in expense in connection with these bonuses.

Other selling, general and administrative expenses consist of investment advisor expense, insurance, software, office expenses, bank charges, office, telephone, shipping, auto, depreciation and other miscellaneous expenses.  These expenses amounted to $286,917 for the three months ended September 30, 2008 compared to $379,697 for the three months ended September 30, 2007.  The decrease of $92,780 was primarily due to a tight control on expenses, workforce reductions, as well as the three stores that were closed during the year ended June 30, 2008.

We realized a loss from operations of $750,443 and $971,180 for the three months ended September 30, 2008 and 2007.

Other Expense

Other expense increased from $121,974 for the three months ended September 30, 2007 to $237,372 for the three months ended September 30, 2008.  The increase of $115,398 is due to the accretion of discount on convertible notes of $97,815, a loss on disposal of fixed assets of $6,682 and an increase of interest expense of $31,985 offset by the forgiveness of debt of $19,789 and interest income of $1,295.

Net Loss

Net loss was $987,815 and $1,093,154 for the three months ended September 30, 2008 and 2007, respectively, for a decrease of $105,339, primarily resulting from the decrease in selling, general and administrative expenses as described above.

Critical Accounting Policies

The Company’s accounting policies are more fully described in the Notes to Financial Statements.  As discussed in Note 1 of Notes to Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The Company believes that, of its significant accounting policies, the following may involve a higher degree of judgment, estimation, or complexity than other accounting policies.

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123 (revised 2004), Share-Based Payment ("SFAS 123R").  SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.  Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123.  However, SFAS 123(R) requires share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant.  Pro forma disclosure is no longer an alternative.

On July 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method as permitted under SFAS 123(R).  Under this transition method, compensation cost recognized in the first quarter of 2006 includes compensation cost for all share-based payments granted prior to but not yet vested as of December 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123.  In accordance with the modified prospective method of adoption, the Company's results of operations and financial position for prior periods have not been restated.

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award.

Liquidity and Capital Resources

The Company’s cash position decreased to $43,344 at September 30, 2008 from $188,899 at June 30, 2008.  This decrease of $145,555 is due to the funding of the Company’s cash used in operations and investing activities, offset by additional funds provided by incurring of indebtedness.

Working capital at September 30, 2008 was a deficit of $2,514,108 compared to the deficit of $2,109,856 at June 30, 2008, representing an increase of $404,252.  This decrease is due to the net impact of the issuance of short-term debentures offset by the decrease in deferred sales and deferred franchise fees.

The primary source of financing for the three months ended September 30, 2008 was derived from the borrowing of short-term debentures.

The Company’s cash flow from operations since inception has been and continues to be negative.  The Company hopes to expand its revenues by increasing the number of Company-owned design stores and expanding its private label furniture line, RowOne.

Cash Flows

During the three months ended September 30, 2008, net cash used in operating activities was $596,035 consisting of payments for management, legal, professional and consulting expenses, rent and other expenditures necessary to maintain our business infrastructure, $90,000 in deferred financing fees, $236,500 in deferred franchise license fees, $106,098 in deferred sales, $28,662 in other current liabilities and $1,078 in inventory offset by $314,323 for the issuance of common stock for services, $35,737 for the issuance of warrants for services, $23,594 for vesting of stock options, $127,875 in amortization of deferred charges, $54,540 in amortization of deferred financing fees, $14,089 in amortization of stock grants, $97,815 in accretion of discount on convertible debt, $19,171 in accounts receivable, $38,663 in prepaid expenses, $6,865 in other assets, $25,880 in accounts payable, $6,136 in payroll liabilities and $42,953 in deferred compensation.

Net cash used in investing activities was $19,992, which was due primarily to the Company’s cost to continue implementation of its new software program offset by the sale of two vehicles.

Net cash provided by financing activities for the three months ended September 30, 2008 was $470,472, which consists of $500,000 of short-term debenture proceeds offset by $29,528 in notes payable.

At September 30, 2008, our cash and cash equivalents totaled $43,344, our assets totaled $1,919,569, our liabilities totaled $6,126,030, and we had stockholders' deficit of $4,206,461.

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

In October 2008, the Company entered into an agreement to acquire a furniture company as part of its strategy to expand its RowOne product line into the consumer electronic and home furniture channels.  As of this date of this report, the closing date for this transaction has not been determined.  The Company anticipates being able to close on this transaction in the next quarter.  In connection with this transaction the Company signed an acquisition agreement with its investment banking firm. This agreement provides for the investment banking firm to receive $250,000 upon the close of the acquisition, which will be paid in the Company’s common stock.

Item 3

 Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4

Controls and Procedures

Effectiveness of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

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

PART II – OTHER INFORMATION

Item 1

Legal Proceedings

Not Applicable

Item 1A

Risk Factors

Not Applicable

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

On November 18, 2008, our Company closed its private offering of 12% senior unsecured convertible debentures. Pursuant to the private offering, our Company issued 15.9 units at a price of $50,000 per unit. Each unit consisted of a $50,000 face value 12% Senior Unsecured Convertible Debenture (the “Debenture”) due July 2009 and a warrant (the “Warrant”) to purchase 10,000 shares of the common stock of the Company, par value $0.001 per share (the “Common Stock”) at an exercise price of $0.10 per share. We issued an aggregate of $795,000 of Debentures and Warrants to purchase up to 159,000 shares of Common Stock.

Each Note is convertible by the holder thereof, in whole or in part, at any time after October 31, 2008 at the price per share equal to the greater of (i) the product obtained by multiplying (.80) by the average closing or last sale price of the Company’s Common Stock as quoted on the OTC Bulletin Board, NASDAQ, or any securities exchange, for twenty(20) consecutive trading days immediately prior to the conversion date; or (ii) $0.08 per share. Each Warrant entitles the holder to purchase shares of common stock of the Company at an exercise price of Ten Cents ($0.10) per share. The Warrant may be exercised any time prior to July 31, 2010.

The net proceeds to our Company from the offering is approximately $662,600. Allen, Goddard, McGowan, Pak & Partners, LLC (the “Financial Representative”) Member FINRA/SIPC served as the financial representative for the offering, and in exchange for serving as such, received: (i) a non-refundable cash engagement fee of $25,000 to cover the Financial Representative’s attorney’s fees; (ii) a cash fee of $103,350 in selling commissions and expense allowances; (iii) a  Class A Warrant to purchase 993,750 shares of the Company’s common stock at an exercise price of $0.10 per share; and (iv) a Class B Warrant to purchase 15,900 shares of the Company’s common stock at an exercise price of $0.10.

The securities were issued in reliance upon exemptions from registration available under Rule 506 of Regulation D and Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and are “restricted securities.” No underwriters were utilized in the offering.

Item 3

Defaults Upon Senior Securities

In November 2008, holders of an aggregate of $200,000 in face value promissory notes (two $100,000 promissory notes) demanded the payment of principal on each such notes that were due on July 17, 2008 and August 15, 2008, respectively. The promissory notes were guaranteed by an affiliated third party and secured with such third party’s personal assets. Prior to November 2008, the note holders agreed to extend the principal due date on the promissory notes to an undetermined future date so long as our Company continued to pay interest on the principal of the promissory notes.   In November 2008, the third party guarantor of the promissory notes agreed to transfer all of the assets securing the promissory notes to the note holders in full payment and satisfaction of the entire principal and interest amount due under the Promissory Note. Upon the closing of that agreement, which we expect to occur on or before November 20, 2008, our Company will have no further obligations pursuant to such promissory notes.

Item 4

Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5

Other Information

Not Applicable

Item 6

Exhibits

(31)

31.1

Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)

32.1

Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THEATER XTREME

ENTERTAINMENT GROUP, INC.

Registrant

By:  /s/ Robert Oberosler

        Robert Oberosler,

        Chief Executive Officer

Dated: November 19, 2008

By:  /s/ Robert Oberosler

        Robert Oberosler,

        Chief Executive Officer

Dated: November 19, 2008

By: /s/Theresa Q. Hoffmann

        Theresa Q. Hoffmann,

        Interim Chief financial Officer

Dated: November 19, 2008

THEATER XTREME ENTERTAINMENT GROUP, INC.

FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

THEATER XTREME ENTERTAINMENT GROUP, INC.

CONTENTS

PAGE

BALANCE SHEETS	F-1

STATEMENTS OF OPERATIONS	F-2

STATEMENTS OF STOCKHOLDERS’ EQUITY	F-3

STATEMENTS OF CASH FLOWS	F-4

NOTES TO FINANCIAL STATEMENTS	F-5 – F-21

THEATER XTREME ENTERTAINMENT GROUP, INC.

BALANCE SHEETS

	September 30, 2008	June 30, 2008
	(Unaudited)	(Audited)
Assets

Current Assets
Cash and equivalents	$43,344	$188,899
Accounts receivable, net of allowance of $4,000	40,256	59,427
Inventory	379,133	378,055
Deferred charges	244,124	163,750
Prepaid expenses	41,344	80,007
Other Current Assets	116,859	123,724
Total Current Assets	865,060	993,862

Property and Equipment, net	581,501	607,986

Other Assets
Deferred Financing Fees	313,637	215,885
Deferred charges	127,915	-
Deposits	31,456	31,456

Total Assets	$1,919,569	$1,849,189

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$1,171,042	$1,145,162
Payroll liabilities	117,171	111,035
Deferred compensation	98,446	55,493
Current portion of notes payable	21,057	38,052
Non-convertible debentures	300,000	300,000
Non-convertible promissory notes	225,000	225,000
Convertible promissory notes, net of discount of $-0- and $13,317	299,960	286,643
12% Senior unsecured convertible debentures, net of discount $80,831	419,169	-
Embedded derivative, convertible debt	379,966	223,716
Deferred franchise fees	80,000	316,500
Deferred sales	267,357	373,455
Other current liabilities	-	28,662
Total Current Liabilities	3,379,168	3,103,718

Long-term Liabilities
Non-convertible debentures	2,700,000	2,700,000
Notes payable, net of current portion	46,862	59,395
Total long-term liabilities	2,746,862	2,759,395
Total Liabilities	6,126,030	5,863,113

Stockholders' Deficit:
Preferred stock, $0.001 par value, 5 million shares authorized,
1,300,000 and 1,300,000 shares issued and outstanding at
September 30, 2008 and June 30, 2008	1,300	1,300
Common stock, $0.001 par value, 100 million shares authorized;
28,884,179 and 21,887,425 shares issued and outstanding at	28,884	21,887
September 30, 2008 and June 30, 2008
Additional paid in capital	8,649,498	7,715,384
Deferred charges	(145,833)	-
Accumulated deficit	(12,740,310)	(11,752,495)
Total Stockholder's Deficit	(4,206,461)	(4,013,924)

Total Liabilities and Stockholders' Deficit	$1,919,569	$1,849,189

See accompanying notes to these financial statements.

THEATER EXTREME ENTERTAINMENT GROUP, INC.

STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2008 AND 2007

(UNAUDITED)

	September 30, 2008	September 30, 2007

Revenues	$817,263	$1,203,013

Cost of revenues	414,545	820,285
Occupancy expenses	147,265	155,067
Selling, general and administrative expenses	1,005,896	1,198,841
	1,567,706	2,174,193

Loss from operations	(750,443)	(971,180)

Other Income and (Expense):
Loss on disposal of assets	(6,682)	-
Forgiveness of debt	19,789	-
Interest income	1,295	-
Interest expense	(153,959)	(121,974)
Accretion of discount on convertible debt	(97,815)	-

Net loss	$(987,815)	$(1,093,154)

Basic and diluted:
Loss per common share	$(0.04)	(0.05)

Weighted average shares	27,211,042	$20,661,601

See accompanying notes to these financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

(UNAUDITED)

	Preferred Stock		Common Stock		Additional			Total
	Number of	Preferred	Number of	Common	Paid-in	Deferred	Accumulated	Stockholders'
	Shares	Stock	Shares	Stock	Capital	Charges	Deficit	Equity
BALANCE AT JUNE 30, 2008	1,300,000	$1,300	21,887,425	$21,887	$7,715,384	$-	$(11,752,495)	$(4,013,924)

Issuance of common stock to employees	-	-	150,000	150	10,350	-	-	10,500

Issuance of common stock to board of directors	-	-	1,500,000	1,500	103,500	-	-	105,000

Issuance of common stock to officers	-	-	1,427,678	1,428	98,510	-	-	99,938

Issuance of common stock for services	-	-	3,919,076	3,919	269,965	-	-	273,884

Issuance of warrants for services	-	-	-	-	405,027	-	-	405,027

Issuance of warrants for convertible notes	-	-	-	-	9,079	-	-	9,079

Deferred charges for common stock issued for future services	-	-	-	-	-	(175,000)	-	(175,000)

Amortization of deferred charges	-	-	-	-	-	29,167	-	29,167

Vesting of employee stock grants	-	-	-	-	933	-	-	933

Vesting of officer stock grants	-	-	-	-	13,156	-	-	13,156

Vesting of employee options	-	-	-	-	19,429	-	-	19,429

Vesting of non-employee options	-	-	-	-	4,165	-	-	4,165

Net loss for the three months ended September 30, 2008	-	-	-	-	-	-	(987,815)	(987,815)

BALANCE AT SEPTEMBER 30, 2008	1,300,000	$1,300	28,884,179	$28,884	$8,649,498	$(145,833)	$(12,740,310)	$(4,206,461)

See accompanying notes to these financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(UNAUDITED)

	September 30, 2008	September 30, 2007
Cash flows from operating activities:
Net Loss	$(987,815)	$(1,093,154)
Adjustments to reconcile net loss to
net cash used in operating activities:
Loss On Disposal of Fixed Assets	6,682	-
Depreciation	39,795	68,590
Amortization of prepaid consulting services	-	136,483
Issuance of warrants for services	35,737	600
Issuance of common stock for services	314,323	41,387
Increase (decrease) in Allowance for Doubtful Accounts	-	(416)
Employee stock option vesting for compensation	19,429	31,443
Non-employee stock option vesting for services	4,165	3,721
Amortization of deferred charges	127,875	34,063
Amortization of deferred financing fees	54,540	-
Amortization of employee stock grants	933	-
Amortization of officer stock grants	13,156	-
Accretion of discount on convertible debt	97,815	-
(Increase) decrease in assets
Accounts receivable	19,171	60,741
Inventory	(1,078)	59,700
Prepaid expenses	38,663	41,155
Deferred financing fees	(90,000)	-
Other assets	6,865	11,286
Increase (decrease) in liabilities
Accounts payable and accrued expenses	25,880	191,400
Payroll liabilities	6,136	(2,591)
Deferred compensation	42,953	-
Deferred franchise fees	(236,500)	17,500
Deferred sales	(106,098)	187,269
Other current liabilities	(28,662)	-
Net cash used in operating activities	(596,035)	(210,823)

Cash flows from investing activities:
Sale of property and equipment	20,899	-
Purchase of property and equipment	(40,891)	(2,567)
Net cash used in investing activities	(19,992)	(2,567)

Cash flows from financing activities:
Repayment of notes payable	(29,528)	(8,893)
Proceeds from short-term promissory notes	-	225,000
Proceeds from short-term convertible debt	500,000	-
Net cash provided by financing activities	470,472	216,107

Net increase (decrease) in cash	(145,555)	2,717

Cash and equivalents, beginning of year	188,899	232,583

Cash and equivalents, end of year	$43,344	$235,300

Supplemental disclosure:
Cash paid during the period for interest	$25,161	$15,048

Supplemental disclosure of non-cash
investing and financing activities:

Prepaid consulting services by issuance of common stock	$-	$395,650

Deferred charges by issuance of warrants	$306,997	$90,800

Deferred Financing charges by issuance of warrant	$62,292	$12,000

Discount on debt due to beneficial conversion	$156,250	$-

Deferred charges by issuance of common stock	$175,000	$-

Discount on debt due to issuance of warrants	$9,079	$-

See accompanying notes to these financial statements.

THEATER XTREME ENTERTAINMENT GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared by Theater Xtreme Entertainment Group, Inc. (the Company).  These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Accounting Policies included in the 2008 Annual Report.  Certain financial information and footnote disclosures normally indicated in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2008, as filed with the Securities and Exchange Commission.   The interim operating results for the three months ending September 30, 2008 may not be indicative of operating results expected for the full year.

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

SEPTEMBER 30, 2008 AND 2007

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash Equivalents

The Company considers all short-term securities purchased with a maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to a concentration of credit risk. These financial instruments consist primarily of cash and trade accounts receivable. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. As of October 10, 2008, accounts were guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.  The Company has not experienced any losses in such accounts. Concentration of credit risk with respect to accounts receivable are limited due to the Company’s short payment terms and restrictive customer credit limits.

Accounts Receivable

The Company generally seeks full payment for its retail products and services prior to delivery and installation and does not normally sell its products and services to retail customers on an open credit basis.  From time to time, however, certain exceptions or accommodations are made for creditworthy retail customers. For wholesale sales to franchisees, the Company does, from time to time, extend limited credit terms to creditworthy franchisees.  Management closely monitors outstanding accounts receivable and charges off to expense any balances that are determined to be uncollectible or establishes an allowance for doubtful accounts. As of September 30, 2008 and June 30, 2008, the allowances for doubtful accounts were $4,000. Bad debt expense was $12,000 and $-0- for the three months ended September 30, 2008 and 2007, respectively.

Inventory

The Company’s inventory is stated at the lower of cost (first-in, first-out) or market (net realizable value), and consists of the following at:

	September 30, 2008	June 30, 2008

Equipment and furniture products	$185,881	199,172
Cables and supplies	19,230	19,812
Retail displays	174,022	159,071

	$379,133	378,055

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

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

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

Revenue Recognition

Retail sales include all sales from Company-owned design centers.  The following is a summary of earned revenues at September 30:

	2008	2007

Retail sales	$568,670	$767,260
Wholesale sales	6,350	311,625
Franchise licenses and royalties	242,243	124,128
Total revenues	$817,263	$1,203,013

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

The following is a summary of amounts included in deferred sales as at:

	September 30, 2008	June 30, 2008

Deferred retail sales	$262,349	$365,162
Unearned service contract revenue	5,008	8,293
Total deferred retail sales	$267,357	$373,455

THEATER XTREME ENTERTAINMENT GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss per Share

The company follows SFAS 128, “Earnings per Share”, resulting in the presentation of basic and diluted loss per share.  The basic loss per share calculations includes the change in capital structure for all periods presented.  Because the Company reported a net loss for each of the three months ending September 30, 2008 and 2007, common stock equivalents consisting of options and warrants were anti-dilutive; therefore, the basic and diluted net loss per share for each of these periods was the same.

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

Shipping and Handling Fees and Costs

The Company classifies shipping and handling fees when charged to the customer as revenue. The Company classifies shipping and handling costs as part of selling and administration expenses.  Shipping and handling costs were $10,447 and $14,128 for the three months ending September 30, 2008 and 2007, respectively. In view of the Company’s treatment of shipping and handling costs as a component of selling, general and administrative cost, its gross margin may not be comparable to those of other companies where shipping and handling costs are included in cost of revenue.

Advertising Costs

Advertising and sales promotion costs are expensed as incurred. Advertising and promotion expense, excluding investor relations expenses, totaled $29,942 and $147,834 for the three months ending September  30, 2008 and 2007, respectively.

Investor Relations Costs

Investor relations services are expensed as incurred. Investor relations expenses, including investor relations promotional costs, totaled $104,726 and $107,579 for the three months ending September 30, 2008 and 2007, respectively.

THEATER XTREME ENTERTAINMENT GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

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

As of September 30, 2008, there was $355,962 of unrecognized compensation expenses and $43,352 of unrecognized expenses for services related to non-vested market-based option share awards that are expected to be recognized through the fiscal year ended June 30, 2012.

Recently Adopted Accounting Pronouncements

During September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 with earlier adoption encouraged. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.   The Company adopted SFAS 157 on July 1, 2008 for all financial assets and liabilities, but the implementation did not require additional disclosures or have a significant impact on the Company's financial statements.  The Company has not yet determined the impact the implementation of SFAS 157 will have on the Company’s non-financial assets and liabilities which are not recognized or disclosed on a recurring basis.  However, the Company does not anticipate that the full adoption of SFAS 157 will significantly impact their consolidated financial statements.

During February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value.

The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company has adopted SFAS 159 on July 1, 2008 and has elected not to measure any additional financial assets, liabilities or other items at fair value.

THEATER XTREME ENTERTAINMENT GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements

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

THEATER XTREME ENTERTAINMENT GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements (Continued)

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

Reclassifications

Certain reclassifications have been made to the June 30, 2008 financial statements to conform to the September 30, 2008 presentation.

NOTE 2 - MANAGEMENT’S PLANS

Future capital requirements and the adequacy of available funds will depend on numerous factors and risks, including, among other factors, overall macro-economic issues, strength of the consumer in the targeted average household income range, the successful expansion of the re-designed Company-owned retail design centers, and lastly the successful launch and the sales of the RowOne Jasper line of products.  The Company plans to acquire a furniture company as part of its strategy to expand it RowOne product line into the consumer electronic and home furniture channels.  Further, the Company’s results of operations and resulting capital requirements will be affected by a variety of additional factors and risks including, but not limited to, decreases in average selling prices over the life of any particular product, new product and technology introductions, the ability to adequately fund the complete build out of the corporate stores on a timely schedule, the ability to maintain the cost savings measures enacted as part of the turnaround, and the ability to develop and maintain critical supply chain, outsource and distribution relationships.

THEATER XTREME ENTERTAINMENT GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

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

The Company is working closely with its debt holders, using a number of options including (i) the Company reached an agreement with debt holders of certain loans in default that were guaranteed by a third party. The guarantor will transfer secured assets which will satisfy the loans in full including principal and interest. (ii) the Company has received verbal agreements from certain debt holders to extend loans beyond the original maturity dates until which time the loans will exchange into a new debt offering the company anticipates will take place in the near future, (iii) the company has received verbal agreements to extend certain loans beyond the maturity date until a solution can be reached to satisfy the loans in full.  Thus far the Company has been able to reach amicable solutions with the current debt holders and anticipates continued cooperation.

The Company has experience significant losses in previous years and continues to lose money. Over the past quarter the Company has taken significant steps to reduce losses and implement its new growth initiatives.  The Company has made significant strides in reducing cash burn and anticipates (based on the success of its growth initiatives) to be cash flow positive at sometime during the next fiscal year

The Company is highly leveraged and is dependent on infusion of new funds to implement its growth initiatives and work through its highly leveraged position. The Company anticipates it will remain highly leveraged for the foreseeable future.

THEATER XTREME ENTERTAINMENT GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

NOTE 3 – DEFERRED CHARGES

Deferred charges represent the unamortized fair value of the issuance of common stock and warrants for future services to non-employees which was accounted for in accordance with Emerging Issue Task Force No. 96-18, Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, as follows:

	September 30, 2008	June 30, 2008

Common Stock	$824,000	$649,000
Warrants	397,797	90,800
	1,221,797	739,800
Less: Accumulated Amortization	703,925	576,050
	517,872	163,750

Less: Amount reflected as a contra-
equity for management consulting
services provided by related party	145,833	-

Deferred Charges	372,039	163,750

Less: Current Portion	244,124	163,750

Deferred Charges	$127,915	$-

NOTE 4 – SHORT-TERM DEBENTURES AND PROMISSORY NOTES

Short-Term Non-Convertible Debentures

In November 2006, the Company executed and delivered convertible debentures to three accredited investors (the “Debenture Holders”) in the aggregate face amount of $300,000 (the “Debentures”).  The Debentures bear interest at 15% per annum, payable on a monthly basis, mature in November 2007 and may be prepaid at any time with a penalty fee of 5% of the principal paid.  In December, 2007, the Company and the Debenture Holders, agreed to amend the Debentures.  The amendment extended the due date of the payment of amounts due and payable on the Debentures to March 17, 2008.  In consideration for this amendment, the Company issued warrants to the Debenture Holders entitling them to purchase up to 150,000 shares of Company’s Common Stock, in the aggregate, at an exercise price of $1.00 per share.  See Note 7.  In March, 2008, the Company and the Debenture Holders further extended the due date of the payment of amounts due and payable on the debentures to April 30, 2008 and later amended same to June 30, 2008. The Company and the Debenture Holders further extended the due date to July 31, 2008.  On August 20, 2008, the Debenture Holders agreed to further extend the due date of the loans.  The Debenture Holders agreed verbally to an additional extension until there can be a debt exchange into the Company’s next debt offering.  These verbal commitments are not binding and there can be no assurances the debt holders will abide by their verbal commitment and begin to take action demanding repayment of the debt.

THEATER XTREME ENTERTAINMENT GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

NOTE 4 – SHORT-TERM DEBENTURES AND PROMISSORY NOTES (CONTINUED)

Short-Term Non-Convertible Debentures (Continued)

Between July 20, 2007 and August 15, 2007, the Company executed and delivered promissory notes to three accredited investors ( the “Promissory Note Investors”) in the aggregate face amount of $225,000 (the “Promissory Notes”), and warrants (the “Promissory Warrants”) to purchase up to 112,500 shares, in the aggregate, of the Company’s common stock (the “Promissory Note Financing”), valued at $12,000, fair value, using the Black-Scholes option pricing model and will be expensed over the term of the note.  The Promissory Notes bear interest at 14% per annum, mature one year from the date of issue and may be prepaid at any time without penalty.  The Promissory Warrants have an exercise price of $1.00 per share and are subject to full ratchet price protection for the five-year life of the Promissory Warrants.  Repayment of the Promissory Notes is guaranteed by Scott R. Oglum, former Chief Executive Officer of the Company, through separate Guaranty and Pledge agreements with all three accredited investors. The guarantees are secured by a pledge by Mr. Oglum of up to 3,618,275 shares, in the aggregate, of the Company’s common stock which he owns representing his entire holdings. In September 2007, the Company indemnified Mr. Oglum, in connection with the Guaranty and Pledge Agreements, for any and all out of pocket and legal expenses, not to include replacement of any shares lost or forfeited due to default by the company, made by Mr. Oglum to the holders of the Promissory Notes and for the dollar amount of any unrecovered proceeds pursuant to the sale of any of the Pledged Shares as may be sold pursuant to the Guaranty and Pledge Agreements.  The Company is currently in default on these notes.  The Company, due to cash restraints, is likely to default on $200,000 of the Promissory Notes that were personally guaranteed by Mr. Oglum and secured by his pledged shares.  The holders of the promissory notes could demand the shares from Mr. Oglum and upon receipt of these shares by the holders, the company believes the notes will be satisfied in full and there will be no further liability.  The Company and the holder of the $25,000 Promissory Note has agreed to an extension until February 2009.

Convertible Promissory Notes

In January, February and March, 2008, the Company executed and delivered, separately to six accredited investors (the “Convertible Investors”), (i) convertible promissory notes in the aggregate face amount of $563,076 (the “Convertible Notes”), and (ii) warrants (the “C Warrants”) to purchase up to an aggregate of 438,096 shares of the Company’s common stock (the “Convertible Financing”). The Convertible Notes mature from 120 to 180 days from date of issue and may be prepaid at any time in whole or in part without penalty. The Convertible Notes bear interest at 19%, per annum, for the 180 day notes, and 21% per annum on the 120 day notes, and are due and payable at their respective maturity dates. The Convertible Investors may convert the principal balance of the Convertible Notes plus accrued interest (if any), in whole or in part, into common shares, at their election at any time prior to payment at a conversion price equal to $0.10 per share.  The Company and the Convertible Investors of $249,960 of Convertible Notes have agreed verbally to extend the due date to February 2009.  The Company and the Convertible Investor of $25,000 of Convertible Notes have agreed verbally to an extension until there can be a debt exchange into the Company’s next debt offering.  The Company and the Convertible Investor of $25,000 have agreed verbally to trade the payoff of the note for services.  These verbal commitments are not binding and there can be no assurances the debt holders will abide by their verbal commitment and begin to take action to demanding repayment of the debt and interest.  The balance at September 30, 2008 was $299,960.

THEATER XTREME ENTERTAINMENT GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

NOTE 4 – SHORT-TERM DEBENTURES AND PROMISSORY NOTES (CONTINUED)

Convertible Promissory Notes (Continued)

The C Warrants have an exercise price of $0.50 per share for the five-year life of the Warrants. In accordance with EITF-00-19 (Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock), the C Warrants are classified as equity and the Company has valued the C Warrants at $60,556, representing the fair value using the Black-Sholes model at the time of the loans were made and reflected as a discount on the Convertible Notes to be accreted over their term. Additionally, in accordance with SFAS 133, the Convertible Notes are deemed derivative instruments requiring bifurcation of the conversion feature. Under EITF-00-27 (Application of Issue No. 98-5 to Certain Convertible Instruments), the Company has calculated an intrinsic conversion value of the Convertible Notes at $250,028 as of the issuance date and will treat this amount as an embedded derivative liability since the counterparty has a choice of settlement in cash or in shares. Changes in the fair value of the embedded derivative liability will be reflected in the statement of operations.  The aggregate embedded derivative liability will be reclassified to equity upon expiry or conversion of the conversion feature. Additionally, and in accordance with EITF-98-5 (Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios), the value of the C warrants and the beneficial conversion feature, totaling $310,584 as of the issuance date, is reflected as a discount assigned to the Convertible Notes.  The discount associated with the beneficial conversion feature is to be accreted over the period of the earliest conversion date. Since the Convertible Notes are convertible immediately, the Company accreted the entire $250,028 in the prior year.   The embedded derivative balance associated with these notes at September 30, 2008 was $223,716.  The discount associated with the issuance of the C Warrants is accreted over the term of the Convertible Notes.  The accretion of discount on the convertible debt was $13,317 for the three months ended September 30, 2008, consisting of the accretion of the embedded derivative liability of $-0- and the accretion of the warrants of $13,317.

12% Senior Unsecured Convertible Debentures

During the three months ended September 30, 2008, the Company issued 12%, senior unsecured convertible debentures (the “Sr. Debentures”) due July 2009 in the amount of $500,000, with warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The Sr. Debentures mature on July 31, 2009 and bear interest at 12%, per annum, payable at maturity.  The Sr. Debentures and any accrued interest may be converted any time after October 31, 2008 at a conversion price of either (i) the product obtained by multiplying (.80) by the average closing or last sales price of the Company’s Common Stock as quoted on the OTC Bulletin Board for twenty consecutive days immediately prior to the Conversion Date; or (ii) $0.08 per share.  The Sr. Debentures are subject to an automatic conversion if the Company consummates an equity financing which it receives aggregate gross proceeds of at least $5,000,000, inclusive of the Sr. Debentures.  This conversion would be equal to the product obtained by multiplying (.80) by the purchase price of the securities issued in the equity financing.

THEATER XTREME ENTERTAINMENT GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

NOTE 4 – SHORT-TERM DEBENTURES AND PROMISSORY NOTES (CONTINUED)

12% Senior Unsecured Convertible Debentures (Continued)

The warrants have an exercise price of $0.10 per share for the two-year life of the Warrants. In accordance with EITF-00-19 (Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock), the warrants are classified as equity and the Company has valued the warrants at $9,079, representing the fair value using the Black-Sholes model at the time of the loans were made and reflected as a discount on the Convertible Notes to be accreted over their term. Additionally, in accordance with SFAS 133, the Convertible Notes are deemed derivative instruments requiring bifurcation of the conversion feature. Under EITF-00-27 (Application of Issue No. 98-5 to Certain Convertible Instruments), the Company has calculated an intrinsic conversion value of the Convertible Notes at $156,250 as of the issuance date and will treat this amount as an embedded derivative liability since there is a reset provision.  The carrying amount will not be adjusted until the reset has occurred.  Changes in the fair value of the embedded derivative liability will be reflected in the statement of operations.  The aggregate embedded derivative liability will be reclassified to equity upon expiry or conversion of the conversion feature. Additionally, and in accordance with EITF-98-5 (Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios), the value of the warrants and the beneficial conversion feature, totaling $165,329 as of the issuance date, is reflected as a discount assigned to the Convertible Notes.  The discount associated with the beneficial conversion feature is to be accreted over the period of the earliest conversion date.   The accretion for the three months ended September 30, 2008 is $84,498.  The embedded derivative balance at September 30, 2008 was $156,250.  The discount associated with the issuance of the warrants is accreted over the term of the Convertible Notes.  The accretion of discount on the convertible debt was $84,498 for the three months ended September 30, 2008, consisting of the accretion of the embedded derivative liability of $83,333 and the accretion of the warrants of $1,164.

NOTE 5 – LONG-TERM DEBT, NOTES PAYABLE AND NON-CONVERTIBLE DEBENTURES

Long-term debt consists of the following at:

	September 30, 2008	June 30, 2008

Notes payable to various banks, in monthly installments
ranging from $252 to $631, including interest ranging
from 7.25% to 8.99%, secured by various vehicles,
maturing from December 2008 to November 2012	$67,919	$97,413

Capitalized lease with monthly payments of $34
and imputed interest at 8% and 10%
through July 2008	-	34
	67,919	97,447

Less current portion	(21,057)	(38,052)

Notes Payable, net of current portion	$46,862	$59,395

Non-convertible debenture payable to an accredited investor, with payments of interest only due at the beginning of
each calendar quarter, at a rate of 10% per annum,
principal due in September 2011	$2,700,000	$2,700,000

THEATER XTREME ENTERTAINMENT GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

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

The Company incurred interest costs of $100,065 for the three months ended September 30, 2008 and 2007.  For the three months ended September 30, 2008 and 2007, $32,010 of the amount incurred for interest expense reflects non-cash charges related to amortization of the costs of warrants attached to certain indebtedness.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

In July 2008, the Company entered into a one-year management contract in exchange for 2,500,000 shares of its common stock valued at $175,000, fair value and amortized over the life of the contract, with the shares vesting immediately.  For the three months ended September 30, 2008, the Company has recognized $29,167 in management expense.

In July 2008, the Company issued 1,000,000 shares of its common stock for legal services rendered during July 2008 valued at $70,000, fair value and recognized for the three months ended September 30, 2008.  The $70,000 was expensed during the three months ended September 30, 2008.

In July 2008, the Company issued 369,076 shares of its common stock for legal services that were included in accounts payable at June 30, 2008, valued at $25,835, fair value.

In July 2008, pursuant to the 2008 Plan, the Company issued 1,500,000 shares of its common stock to members of the board of directors, valued at $105,000 under the 2008 stock option plan and was expensed during the three months ended September 30, 2008.

In addition, the Company recognized $13,156 in compensation expense for the pro rata share of the stock grants that will vest in July, 2009,

THEATER XTREME ENTERTAINMENT GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock (Continued)

In July 2008, pursuant to the 2008 Plan, the Company granted 3,683,033 shares of its common stock to executive officers and 450,000 to non-executive officers and employees.  The Company issued 1,427,678 shares of its common stock to executive officers in July 2008, valued at $99,937, fair value.   In addition, the Company recognized $13,156 in compensation expense for the pro rata share of the stock grants that will vest in July 2009.

The Company recognized $113,093 of compensation expense for its executive officers for the three months ended September 30, 2008.

The Company issued 150,000 shares of its common stock to non-executive officers and employees in July 2008, valued at $10,500, fair value.  In addition, the Company recognized $933 in compensation expense for the pro rata share of the stock grants that will vest in July 2009.  The Company recognized $11,433 of compensation expense for its non-executive officers and employees for the three months ended September 30, 2008.

In July 2008, pursuant to the 2008 Plan, the Company granted 50,000 shares of its common stock to a consultant for services rendered, valued at $3,500, fair value.

Warrants

In July 2008, a former employee threatened legal action against the Company.  The Company entered into a separation agreement in August 2008, whereas the employee’s 450,000 options were cancelled in favor of a warrant to purchase 450,000 shares of the Company’s common stock with an exercise price of $0.20 per share expiring on July 1, 2010.  The warrant was valued at $35,737, fair value and was expensed during the three months ended September 30, 2008.

In July 2008, the Company issued 4,500,000 warrants to purchase the Company’s common stock to their investment banker pursuant to a two year contract beginning July 2008.  These warrants were valued at $306,997, fair value and are recognized over the life of the contract.  The Company recognized $25,583 of expense for the three months ended September 30, 2008.

In August 2008, the Company issued 375,000 Class A warrants to purchase the Company’s common stock and 6,000 Class B warrants to purchase the Company’s common stock to their investment banker in connection with the 12% Senior Unsecured Short-Term Debentures (the “Sr. Debentures”).  These warrants were valued at $37,317, fair value and recorded as deferred financing fees and amortized over the life of the Sr. Debentures.  Also issued in connection with the Sr. Debentures, were warrants to purchase 60,000 shares of the Company’s common stock to the debenture holders.  The Company recognized $6,220 of investment expense for the three months ended September 30, 2008.

In September 2008, the Company issued 250,000 Class A warrants to purchase the Company’s common stock and 4,000 Class B warrants to purchase the Company’s common stock to their investment banker in connection with the Sr. Debentures.  These warrants were valued at $24,976, fair value and recorded as deferred financing fees and amortized over the life of the Sr. Debentures.  Also issued in connection with the Sr. Debentures, were warrants to purchase 40,000 shares of the Company’s common stock to the debenture holders.  The Company recognized $2,271 in investment expense for the three months ended September 30, 2008.

	Warrants	Price
Warrants outstanding at June 30, 2008	11,024,056	$0.61

Issued	5,685,000	$0.10 - $0.20

Warrants outstanding at September 30, 2008	16,709,056	$0.44

Exercisable, September 30, 2008	16,709,056	$0.44

THEATER XTREME ENTERTAINMENT GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Warrants (Continued)

Information with respect to the Company’s warrants that are outstanding as of September 30, 2008 is as follows:

Range of	Number of Warrants	Weighted Average	Weighted Average
Exercise	Currently Exercisable	Remaining	Exercise Price of Options and
Prices	at September 30, 2008	Contractual Life	Warrants Currently Exercisable

$0.10 - $1.00	16,709,506	3.7 years	$0.44

NOTE 7 – STOCK OPTION PLAN

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

As of September 30, 2008, there was $355,962 of unrecognized compensation expenses and $43,352 of unrecognized expenses for services related to non-vested market based option share awards that are expected to be recognized through the fiscal year ended June 30, 2018.

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility of between 45% and 254%, risk-free interest rate of between 3.0% to 5.25% and expected option life of two to ten years.

At June 30, 2008, there were 3,321,967 stock options outstanding under the 2005 Stock Option Plan and the 2008 Plan.

THEATER XTREME ENTERTAINMENT GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

NOTE 7 – STOCK OPTION PLAN (CONTINUED)

During the three months ended September 30, 2008, a total of 871,667 of unvested stock options were forfeited due to termination of employment and 50,000 were forfeited due to a board member leaving.

There were no stock options granted during the three months ended September 30, 2008.

The following table summarizes all fiscal year stock option activity of the Company for the three months ended September 30, 2008:

	Incentive Stock Options		Nonqualified Stock Options
		Weighted		Weighted
	Stock	Average	Stock	Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price

Balance, June 30, 2008	3,321,967	$0.25	230,000	$0.41

Forfeited	(871,667)	$0.54	(50,000)	$0.10

Balance, September 30, 2008	2,450,300	$0.15	180,000	$0.49

	Summary of ISO Options			Summary of Nonqualified Options
	Outstanding		Exercisable	Outstanding		Exercisable
	Number	Weighted	Number	Number	Weighted	Number
	Outstanding	Average	Outstanding	Outstanding	Average	Outstanding
	at	Remaining	at	at	Remaining	at
Exercise	September 30,	Contractual	September 30,	September 30,	Contractual	September 30,
Price	2008	Life	2008	2008	Life	2008

$0.10	-	xx	-	-	xx	-
$0.11	2,000,000	9.75 Years	-	-	xx	-
$0.15	-	xx	-	-	xx	-
$0.35	135,000	6.50 Years	81,250	100,000	6.50 Years	75,000
$0.40	-	xx	-	50,000	9.67 Years	-
$0.80	-	xx	-	-	xx	-
$0.89	50,000	8.83 Years	12,500	-	xx	-
$1.00	260,000	7.25 Years	30,000	-	xx	-
$1.04	5,300	8.17 Years	891	-	xx	-
$1.12	-	xx	-	30,000	8.50 Years	7,500

	2,450,300		124,641	180,000		82,500

THEATER XTREME ENTERTAINMENT GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

NOTE 8 – INCOME TAXES

There is no income tax benefit for the losses for the three months ended September 30, 2008 and 2007, because the Company has determined that the realization of the net deferred tax asset is not assured.  The Company has created a valuation allowance for the entire amount of such benefits.

As of July 1, 2008, the Company had no unrecognized tax benefits, or any tax related interest or penalties.

There was no change in unrecognized tax benefits during the period ended September 30, 2008 and there was no accrual for uncertain tax positions as of September 30, 2008.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  In general, the Company’s filed income tax returns are no longer subject to examination by the respective taxing authorities for years ending before June 30, 2004.

NOTE 9 – FORGIVENESS OF DEBT

During the three months ended September 30, 2008, the Company settled numerous past debts, lawsuits and actions for less than owed.  The amount of forgiveness of debt for the three months ended September 30, 2008 was $19,789.

NOTE 10 – SUBSEQUENT EVENTS

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

The Company closed its Lutherville, Maryland store in November 2008 and has negotiated a verbal agreement from the landlord to be released from all future lease obligations for six months rent totaling $38,988 less the security deposit of $12,500.  The total future lease obligations are $202,027.  This verbal commitment is not binding and there can be no assurances the landlord will abide by his verbal commitment and begin to take action to demanding fulfillment of lease obligations.